Form 10-Q
period 2023-09-30
Maplebear Inc.
filed 2023-11-13
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-41805

MAPLEBEAR INC.

(Exact name of registrant as specified in its charter)
Delaware	46-0723335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
50 Beale Street, Suite 600
San Francisco, California 94105
(Address of principal executive offices) (Zip code)
(888) 246-7822
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CART	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had outstanding 280,215,950 shares of common stock, par value $0.0001 per share, as of October 31, 2023.

1

MAPLEBEAR INC. DBA INSTACART

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our financial performance, including revenue, cost of revenue, gross profit, operating expenses, net income, and key metrics such as GTV and orders, and our ability to maintain or increase future profitability and generate profitable growth over time;
•macroeconomic and industry trends, including the impact of inflation, rising interest rates and the cessation of government aid;
•our ability to effectively manage our growth and plan for and execute growth strategies and initiatives;
•anticipated trends, growth rates, and challenges in our financial performance, key metrics, and business and in the markets in which we operate;
•our ability to attract and increase engagement of customers and shoppers;
•our ability to expand our offerings to existing or new customers, retailers, and brands and whether retailers and advertisers launch or utilize our offerings in the manner and timing that we expect;
•our ability to maintain and expand our relationships with retailers and brands;
•our ability to continue to grow across our current markets and expand into new markets;
•the effects of increased competition in our markets and our ability to successfully compete with companies that are currently in, or may in the future enter, the markets in which we operate;
•our estimated market opportunity;
•our ability to timely and effectively scale and adapt our offerings;
•our ability to continue to innovate and enhance our offerings;
•our ability to develop new offerings, features, and use cases and bring them to market in a timely manner, and whether current and prospective customers, retailers, brands, and shoppers will adopt these new products, offerings, features, and use cases;
•the effects of the COVID-19 pandemic, including its variants, or other public health crises;
•our ability to maintain the safety, security, and availability of our platform;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•our ability to identify and complete acquisitions that complement and expand the functionality of Instacart and our offerings;
•our prices and pricing methodologies and our expectations for the impact of pricing on our competitive position and our financial results;
•our ability to successfully defend litigation and government proceedings brought against us, including with respect to our relationship with shoppers, and the potential impact on our business operations and financial performance if we are not successful;
•our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States and internationally;
•our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel;
•our expectations concerning relationships with third parties;

•our expectations regarding our share repurchase program; and
•the increased expenses associated with being a public company.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information, actual results, revised expectations or the occurrence of unanticipated events, except as required by law.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We intend to announce material information to the public through filings with the Securities and Exchange Commission (“SEC”), the investor relations page on our website, which is located at investors.instacart.com, our blog, which is located at www.instacart.com/company/blog, press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.

The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	As of December 31,	As of September 30,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,505	$2,010
Short-term marketable securities	209	56
Accounts receivable, net of allowance of $2 and $4, respectively	842	841
Restricted cash and cash equivalents, current	75	75
Prepaid expenses and other current assets	109	91
Total current assets	2,740	3,073
Long-term marketable securities	28	—
Restricted cash and cash equivalents, noncurrent	19	19
Property and equipment, net	38	108
Operating lease right-of-use assets	41	33
Intangible assets, net	103	82
Goodwill	317	318
Deferred tax assets, net	371	775
Other assets	12	13
Total assets	$3,669	$4,421
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$88	$57
Accrued and other current liabilities	515	412
Operating lease liabilities, current	13	13
Deferred revenue	179	201
Total current liabilities	795	683
Operating lease liabilities, noncurrent	36	30
Other long-term liabilities	80	49
Total liabilities	911	762
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value per share; 178,319 and zero shares authorized as of December 31, 2022 and September 30, 2023, respectively; 167,302 and zero shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively; liquidation preference of $2,828 and zero as of December 31, 2022 and September 30, 2023, respectively	2,822	—
Series A redeemable convertible preferred stock; $0.0001 par value per share; zero and 5,833 shares authorized, issued, and outstanding as of December 31, 2022 and September 30, 2023, respectively	—	175
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share; zero and 24,167 shares authorized as of December 31, 2022 and September 30, 2023, respectively; zero shares issued and outstanding as of December 31, 2022 and September 30, 2023	—	—
Common stock, $0.0001 par value per share; 820,509 and 2,000,000 shares authorized as of December 31, 2022 and September 30, 2023, respectively; 72,230, and 280,087 shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively	—	—
Exchangeable shares, no par value; 702 and zero shares authorized as of December 31, 2022 and September 30, 2023, respectively; 689 and zero shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively	—	—
Additional paid-in capital	918	6,220
Accumulated other comprehensive loss	(5)	(2)
Accumulated deficit	(977)	(2,734)
Total stockholders’ equity (deficit)	(64)	3,484
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$3,669	$4,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Revenue	$668	$764	$1,794	$2,239
Cost of revenue	183	203	540	569
Gross profit	485	561	1,254	1,670
Operating expenses:
Operations and support	57	145	187	273
Research and development	127	1,850	370	2,107
Sales and marketing	172	455	488	782
General and administrative	96	568	249	696
Total operating expenses	452	3,018	1,294	3,858
Income (loss) from operations	33	(2,457)	(40)	(2,188)
Other expense, net	(5)	(5)	(7)	(2)
Interest income	5	23	7	57
Income (loss) before benefit from income taxes	33	(2,439)	(40)	(2,133)
Benefit from income taxes	(3)	(440)	(2)	(376)
Net income (loss)	$36	$(1,999)	$(38)	$(1,757)
Undistributed earnings attributable to preferred stockholders	(36)	—	—	—
Net income (loss) attributable to common stockholders, basic and diluted	$—	$(1,999)	$(38)	$(1,757)
Net income (loss) per share attributable to common stockholders, basic and diluted	$—	$(20.86)	$(0.52)	$(21.92)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted	72,010	95,836	71,783	80,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Net income (loss)	$36	$(1,999)	$(38)	$(1,757)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—	(3)	2
Change in foreign currency translation adjustments	(6)	—	(7)	1
Total other comprehensive income (loss)	(6)	—	(10)	3
Comprehensive income (loss)	$30	$(1,999)	$(48)	$(1,754)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Exchangeable Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	167,302	$2,822	69,535	$—	689	$—	$833	$(1)	$(1,405)	$(573)
Exercise of common stock options	—	—	54	—	—	—	1	—	—	1
Exercise of non-voting common stock warrants	—	—	1,858	—	—	—	34	—	—	34
Issuance of non-voting common stock in connection with subscription agreement	—	—	465	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	7	—	—	7
Foreign currency translation adjustments	—	—	—	—	—	—	—	4	—	4
Net unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(82)	(82)
Balances at March 31, 2022	167,302	2,822	71,912	—	689	—	875	1	(1,487)	(611)
Exercise of common stock options	—	—	31	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6	—	—	6
Foreign currency translation adjustments	—	—	—	—	—	—	—	(5)	—	(5)
Net unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	—	—	8	8
Balances at June 30, 2022	167,302	2,822	71,943	—	689	—	881	(5)	(1,479)	(603)
Exercise of common stock options	—	—	39	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	10	—	—	10
Issuance of restricted stock in connection with business acquisitions	—	—	223	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	(6)	—	(6)
Net income	—	—	—	—	—	—	—	—	36	36
Balances at September 30, 2022	167,302	$2,822	72,205	$—	689	$—	$891	$(11)	$(1,443)	$(563)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Exchangeable Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	167,302	$2,822	72,230	$—	689	$—	$918	$(5)	$(977)	$(64)
Exercise of common stock options	—	—	98	—	—	—	—	—	—	—
Issuance of non-voting common stock upon settlement of restricted stock units	—	—	46	—	—	—	—	—	—	—
Non-voting common stock withheld for tax obligation and net settlement	—	—	(23)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5	—	—	5
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1)	—	(1)
Net unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	—	—	128	128
Balances at March 31, 2023	167,302	$2,822	72,351	$—	689	$—	$923	$(4)	$(849)	$70
Exercise of common stock options	—	—	25	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5	—	—	5
Foreign currency translation adjustments	—	—	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	—	—	114	114
Balances at June 30, 2023	167,302	$2,822	72,376	$—	689	$—	$928	$(2)	$(735)	$191

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Common Stock		Exchangeable Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2023	167,302	$2,822	—	$—	72,376	$—	689	$—	$928	$(2)	$(735)	$191
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(167,302)	(2,822)	—	—	167,692	—	—	—	2,822	—	—	2,822
Issuance of Series A redeemable convertible preferred stock	—	—	5,833	175	—	—	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	—	—	—	—	14,100	—	—	—	392	—	—	392
Conversion of exchangeable shares to common stock in connection with initial public offering	—	—	—	—	688	—	(688)	—	—	—	—	—
Forfeiture of exchangeable shares	—	—	—	—	—	—	(1)	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	33,288	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	9,910	—	—	—	3	—	—	3
Exercise of common stock warrants	—	—	—	—	7,431	—	—	—	—	—	—	—
Common stock withheld or cancelled for tax obligation and net settlement	—	—	—	—	(25,398)	—	—	—	(570)	—	—	(570)
Stock-based compensation	—	—	—	—	—	—	—	—	2,645	—	—	2,645
Net loss	—	—	—	—	—	—	—	—	—	—	(1,999)	(1,999)
Balances at September 30, 2023	—	$—	5,833	$175	280,087	$—	—	$—	$6,220	$(2)	$(2,734)	$3,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2023

OPERATING ACTIVITIES
Net loss	$(38)	$(1,757)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	23	33
Stock-based compensation expense	23	2,614
Provision for bad debts	7	18
Amortization of operating lease right-of-use assets	10	11
Deferred income taxes	—	(394)
Other	5	(3)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	122	(17)
Prepaid expenses and other assets	(19)	14
Accounts payable	—	(31)
Accrued and other current liabilities	73	(108)
Deferred revenue	36	22
Operating lease liabilities	(10)	(11)
Other long-term liabilities	(4)	(38)
Net cash provided by operating activities	228	353
INVESTING ACTIVITIES
Purchases of marketable securities	(158)	(90)
Maturities of marketable securities	344	274
Purchases of property and equipment, including capitalized internal-use software	(21)	(38)
Purchases of patents	(2)	—
Acquisitions of businesses, net of cash acquired	(93)	—
Net cash provided by investing activities	70	146
FINANCING ACTIVITIES
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts	—	401
Proceeds from issuance of Series A redeemable convertible preferred stock	—	175
Taxes paid related to net share settlement of equity awards	—	(570)
Proceeds from exercise of stock options	1	3
Proceeds from exercise of common stock warrants	34	—
Deferred offering costs paid	—	(3)
Net cash provided by financing activities	35	6
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(7)	—
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	326	505
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	1,165	1,599
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$1,491	$2,104
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of tax refunds	$3	$40
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$—	$41
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$—	$2,822
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$9
Fair value of contingent consideration in connection with a business combination	$7	$—
Changes in accrued purchases of property and equipment, including capitalized internal-use software	$—	$3
Deferred offering costs not yet paid	$2	$3
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION RELATED TO LEASES
Cash paid for amounts included in the measurement of operating lease liabilities	$11	$12
Lease liabilities arising from obtaining right-of-use assets	$8	$5
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,472	$2,010
Restricted cash and cash equivalents, current	1	75
Restricted cash and cash equivalents, noncurrent	18	19
Total cash, cash equivalents, and restricted cash and cash equivalents	$1,491	$2,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Business
Description of Business
Maplebear Inc., doing business as (“DBA”) Instacart (the “Company”), was incorporated in Delaware on August 3, 2012 and is headquartered in San Francisco, California. The Company is a diversified technology business that operates a technology solution that enables connections and transactions among end users, retailers, advertisers, and shoppers mainly throughout the United States and Canada. End users are provided the ability to transact with retailers for grocery and non-grocery items and with shoppers to pick and deliver the items on the end user’s behalf. Retailers contract with the Company to have their goods available for search, selection, and purchase, generally for a percentage of the total purchase value from the sale of goods, on a fee per transaction basis, or some combination thereof. Advertisers have the opportunity to purchase sponsored product ads, display ads, coupons, and a variety of other online advertising services. Shoppers use the Company’s technology solution for fulfillment or delivery service opportunities primarily on a fee per batch basis. The vast majority of shoppers are full-service shoppers, who are independent contractors that pick and deliver orders. The remaining shoppers are primarily in-store shoppers, who are the Company’s employees and only engage in various in-store duties, including picking orders, and do not engage in any delivery services. The Company also sells software-as-a-service offerings targeted at retailers and charges fees for such offerings.
Initial Public Offering and Private Placement

On September 21, 2023, the Company completed its initial public offering (“IPO”) in which it issued and sold 14,100,000 shares of its common stock at an IPO price of $30.00 per share. The Company received net proceeds of $392 million after deducting underwriting discounts and offering costs. Immediately subsequent to the closing of the IPO, the Company issued and sold 5,833,333 shares of its Series A redeemable convertible preferred stock in a private placement at $30.00 per share and received $175 million in proceeds.

In connection with the effectiveness of the registration statement on Form S-1 related to the IPO, all outstanding exchangeable shares of the Company’s subsidiary, Aspen Merger Corp. (“Aspen”), were exchanged into 688,017 shares of non-voting common stock. Immediately prior to the closing of the IPO, all then-outstanding shares of redeemable convertible preferred stock were converted into 167,691,838 shares of voting common stock, and all outstanding shares of non-voting common stock and shares of non-voting common stock underlying outstanding equity awards and warrants, were converted into shares of voting common stock. In connection with the IPO, upon the filing and effectiveness of the Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”), all outstanding shares of voting common stock and shares of voting common stock underlying outstanding equity awards were reclassified into an equivalent number of shares of common stock. In addition, the Restated Certificate authorized 2,030,000,000 shares of capital stock, consisting of 2,000,000,000 shares of common stock and 30,000,000 shares of preferred stock.

2.	Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022 which can be found in the Company’s final prospectus dated September 18, 2023 filed with the SEC pursuant to Rule 424(b)(4) (“Prospectus”) under the Securities Act of 1933, as amended (the “Securities Act”). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions. The condensed consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

Other than those described below, there were no significant changes to the significant accounting policies from those that were disclosed in the audited consolidated financial statements and related notes for the year ended December 31, 2022 included in the Prospectus.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods covered by the financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, (i) revenue recognition, including revenue-related reserves, (ii) stock-based compensation, (iii) valuation of the Company’s common stock and equity awards, (iv) fair value of assets acquired and liabilities assumed for business combinations, (v) sales and indirect tax reserves, (vi) legal and other loss contingencies, (vii) income taxes, and (viii) capitalized internal-use software. The Company determines its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates, and these differences may be material to the condensed consolidated financial statements.

The Company has considered the impacts of the COVID-19 pandemic, macroeconomic trends such as higher inflation, rising interest rates, and associated impacts to consumer discretionary income, the effects of supply chain challenges, cessation of government aid, and uncertainty regarding an economic recession on the assumptions and inputs supporting certain of the Company’s estimates, assumptions, and judgments. The level of uncertainties and volatility in the global financial markets and economies, as well as the uncertainties related to the impact of the pandemic, macroeconomic factors, geopolitical environment, and their effects on the Company’s operations and financial performance, means that these estimates may change in future periods as new events occur and additional information is obtained.
Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees related to the anticipated sale of the Company’s common stock in the IPO, were initially capitalized and recorded in other assets on the condensed consolidated balance sheets. After the IPO, all deferred offering costs were reclassified into additional paid-in capital as a reduction of proceeds, net of underwriting discounts, received from the IPO on the condensed consolidated balance sheets.

Net Income (Loss) Per Share
The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of the redeemable convertible preferred stock issued prior to December 31, 2022 to be participating securities as the holders were entitled to receive non-cumulative dividends on a pari passu basis in the event that a dividend was paid on common stock. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. Under the two-class method, net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock did not have a contractual obligation to share in losses. Immediately prior to the completion of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 167,691,838 shares of voting common stock, all of which were subsequently reclassified into common stock. The Company’s Series A redeemable convertible preferred stock is not considered a participating security for purposes of calculating net income

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(loss) per share attributable to common stockholders as the holder is not entitled to participate in undistributed earnings with common stockholders.

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders, adjusted for accretion recognized, as applicable, by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders, adjusted for accretion recognized, as applicable, is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because the effect of potentially dilutive securities is not dilutive.

3.	Revenue
Disaggregation of Revenue
The following table depicts the disaggregation of revenue according to type of revenue and is consistent with how the Company evaluates financial performance. The Company believes this depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
Transaction	$482	$542	$1,281	$1,611
Advertising and other	186	222	513	628
Total revenue	$668	$764	$1,794	$2,239
Revenue by geographic areas based on bill-to location was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
United States	$648	$737	$1,741	$2,163
International (1)	20	27	53	76
Total revenue	$668	$764	$1,794	$2,239
___________
(1) No individual international country represented 10% or more of the Company’s total revenue for the three or nine months ended September 30, 2022 or 2023.
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue is primarily comprised of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2022 and September 30, 2023 is expected to be recognized within a year. During the nine months ended September 30, 2022 and 2023, the Company recognized $137 million and $166 million of revenue, respectively, from the deferred revenue balance as of December 31, 2021 and 2022.

There were no material contract assets as of December 31, 2022 or September 30, 2023.
Equity Agreements with Retailers
From time to time, the Company has entered into equity agreements with retailers for the purchase or grant of non-voting common stock warrants, and non-voting common stock (collectively, the “Equity Agreements”). These Equity Agreements are generally executed at or near the time of execution of commercial agreements for the Company’s services.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In accordance with ASC 606, the Company considers any excess of the fair value of the equity instruments issued over any cash payments received in exchange for the instrument to be consideration paid to the retailers and therefore, a reduction of revenue. No adjustments to revenue were recorded during the three or nine months ended September 30, 2022 or 2023. Immediately prior to the completion of the IPO, shares of non-voting common stock underlying the Equity Agreements, including shares subject to related warrant agreements, were converted into shares of voting common stock which were subsequently reclassified into an equivalent number of shares of common stock.
November 2017 Retailer Warrants
In November 2017, the Company entered into a commercial agreement with a retailer, and in connection with the commercial agreement, the Company entered into a warrant agreement to issue warrants for the purchase of up to 9,289,410 shares of non-voting common stock with an exercise price of $18.52. The warrants vest subject to the achievement of three time-based or performance-based milestones. The first milestone is a time-based milestone in which 5,573,650 shares vest after 36 months have elapsed subsequent to the execution date of the commercial agreement. The second and third milestones are performance-based milestones in which 1,857,880 shares each vest based on achievement of certain performance metrics by the Company. These warrants are exercisable, solely with respect to the shares that have vested in connection with a particular milestone, in whole or in part, and in all cases only prior to the expiration of the warrant. These warrants were exercisable as of the earlier of a Deemed Liquidation Event, defined as the liquidation, dissolution, or wind-up the business, or the consummation of any merger or consolidation or any sale, lease, transfer, exclusive license, or other disposition of all or substantially all the assets of the Company, or the six-year anniversary of the date of the commercial agreement, after a modification of the warrants in October 2022 to extend the expiration period. During the year ended December 31, 2020, the first and second milestones were achieved, and an aggregate of 7,431,530 shares vested.

As of December 31, 2022, 7,431,530 warrants were outstanding, vested, and exercisable. The weighted-average remaining contractual term and the aggregate intrinsic value as of December 31, 2022 of the warrants outstanding and vested was 0.88 years and $87 million, respectively. During the three and nine months ended September 30, 2022, no warrants were exercised, cancelled, or expired.

On August 22, 2023, the Company entered into an amendment to provide for the net exercise of the warrants solely in connection with an initial public offering whereby any shares issued upon exercise would equal the difference in value between the fair value of the shares and the exercise price of the warrants on the exercise date. No reductions to revenue were recorded as there was no change to the fair value of the warrant as a result of the modification. In September 2023, the retailer net exercised warrants to purchase 7,431,530 shares of non-voting common stock in connection with the IPO, which resulted in the net issuance of 2,483,784 shares of non-voting common stock, which were subsequently reclassified into an equivalent number of shares of common stock. There were no warrants outstanding under this warrant agreement as of September 30, 2023.
July 2018 Retailer Warrants
In July 2018, the Company entered into a warrant agreement with another retailer to issue warrants for the purchase of up to 14,863,040 shares of non-voting common stock with an exercise price of $18.52. The warrants vest subject to achievement of time-based milestones. Vesting commenced on January 1, 2018, the vesting start date, with 3,715,760 shares each vesting on the 12 and 24-month anniversaries of the vesting commencement date and four tranches of 1,857,880 shares each vesting every six months thereafter. The retailer can exercise any or all shares vested for a given milestone on or within 90 days following the date of the milestone being achieved. These warrants expire the earliest of 90 days subsequent to the 48-month anniversary of the warrant agreement, a Deemed Liquidation Event (as defined above), or the date the warrant is no longer eligible to be exercised or vest with respect to any shares.

During the three and nine months ended September 30, 2022, 1,857,880 of these warrants vested. During the nine months ended September 30, 2022, the retailer exercised warrants to purchase 1,857,880 shares of non-voting common stock, at a price of $18.52 per share with total proceeds of $34 million. There were no warrants outstanding under this warrant agreement as of December 31, 2022.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
July 2018 Retailer Subscription Agreement
In July 2018, in conjunction with the warrant agreement with the same retailer, the Company also entered into a subscription agreement that provided for the issuance of 3,715,760 shares of non-voting common stock for no cash consideration. The shares issuable pursuant to the subscription agreement vest upon four time-based milestones, subject to continued compliance with the commercial agreement. Vesting commenced on January 1, 2018, the vesting start date, with 1,393,410 shares vesting on the 12 and 24-month anniversary, and 464,470 shares vesting on the 36 and 48-month anniversary of the vesting start date.

During the three and nine months ended September 30, 2022, 464,470 shares vested and were issued. None of the shares issuable pursuant to the subscription agreement were cancelled during the three and nine months ended September 30, 2022. No shares remain issuable pursuant to this subscription agreement as of December 31, 2022.

Refer to Note 12 — Stockholders' Equity (Deficit) for further discussion.

4.	Fair Value Measurements
The following tables summarize assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$480	$—	$—	$480
Commercial paper	—	24	—	24
Total cash equivalents	480	24	—	504
Short-term marketable securities
Commercial paper	—	60	—	60
U.S. government and government agency debt securities	—	140	—	140
Corporate debt securities	—	9	—	9
Total short-term marketable securities	—	209	—	209
Long-term marketable securities
U.S. government and government agency debt securities	—	26	—	26
Corporate debt securities	—	2	—	2
Total long-term marketable securities	—	28	—	28
Total	$480	$261	$—	$741

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$1,246	$—	$—	$1,246
U.S. government and government agency debt securities	—	87	—	87
Total cash equivalents	1,246	87	—	1,333
Short-term marketable securities
U.S. government and government agency debt securities	—	53	—	53
Corporate debt securities	—	3	—	3
Total short-term marketable securities	—	56	—	56
Total	$1,246	$143	$—	$1,389

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s investments in commercial paper, U.S. government and government agency debt securities, and corporate debt securities are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly, such as prices obtained from an independent pricing service which may use quoted prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Series A redeemable convertible preferred stock that was issued during the three months ended September 30, 2023 represents a non-recurring Level 3 financial measurement at issuance. Refer to Note 11 — Redeemable Convertible Preferred Stock for further discussion.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three and nine months ended September 30, 2022 and 2023.

5.	Investments

The following tables summarize the amortized cost, gross unrealized gains and losses, and aggregate fair value of the Company’s investments in debt securities classified as available-for-sale:

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in millions)
Cash equivalents
Money market funds	$480	$—	$—	$480
Commercial paper	24	—	—	24
Total cash equivalents	504	—	—	504
Short-term marketable securities
Commercial paper	60	—	—	60
U.S. government and government agency debt securities	142	—	(2)	140
Corporate debt securities	9	—	—	9
Total short-term marketable securities	211	—	(2)	209
Long-term marketable securities
U.S. government and government agency debt securities	27	—	(1)	26
Corporate debt securities	2	—	—	2
Total long-term marketable securities	29	—	(1)	28
Total	$744	$—	$(3)	$741

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in millions)
Cash equivalents
Money market funds	$1,246	$—	$—	$1,246
U.S. government and government agency debt securities	87	—	—	87
Total cash equivalents	1,333	—	—	1,333
Short-term marketable securities
U.S. government and government agency debt securities	54	—	(1)	53
Corporate debt securities	3	—	—	3
Total short-term marketable securities	57	—	(1)	56
Total	$1,390	$—	$(1)	$1,389

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the purposes of computing realized and unrealized gains and losses, the cost of investments sold is based on the specific-identification method.
The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual available-for-sale debt securities have been in a continuous unrealized loss position as of December 31, 2022 and September 30, 2023:

	As of December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
Commercial paper	$84	$—	$—	$—	$84	$—
U.S. government and government agency debt securities	48	(1)	118	(2)	166	(3)
Corporate debt securities	2	—	9	—	11	—
Total	$134	$(1)	$127	$(2)	$261	$(3)

	As of September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
U.S. government and government agency debt securities	$—	$—	$43	$(1)	$43	$(1)
Corporate debt securities	—	—	2	—	2	—
Total	$—	$—	$45	$(1)	$45	$(1)
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,		As of September 30,
	2022		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$715	$713	$1,390	$1,389
One year through five years	29	28	—	—
Total	$744	$741	$1,390	$1,389

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,	As of September 30,
		2022	2023

	(in years)	(in millions)
Computer equipment	3	$15	$16
Furniture and fixtures	5	13	11
Leasehold improvements	2-8	22	21
Capitalized internal-use software	2-5	25	106
Total property and equipment		75	154
Less: accumulated depreciation and amortization		(37)	(46)
Total property and equipment, net		$38	$108

Depreciation and amortization expense related to the Company’s property and equipment was $3 million and $5 million for the three months ended September 30, 2022 and 2023, respectively, and $9 million and $13 million for the nine months ended September 30, 2022 and 2023, respectively.

The Company capitalized $3 million and $54 million of internal-use software costs, inclusive of a not material amount and $41 million of stock-based compensation expense, during the three months ended September 30, 2022 and 2023, respectively, and $6 million and $81 million, inclusive of a not material amount and $41 million, during the nine months ended September 30, 2022 and 2023, respectively. Included in depreciation and amortization expense above is amortization expense related to internal-use software within cost of revenue in the condensed consolidated statements of operations of $1 million and $1 million for the three months ended September 30, 2022 and 2023, respectively, and $3 million and $3 million for the nine months ended September 30, 2022 and 2023, respectively.
Geographic Information
The Company’s long-lived assets, net of accumulated depreciation and amortization, by geographic area were as follows:

	As of December 31,	As of September 30,
	2022	2023

	(in millions)
United States	$65	$122
Canada	13	18
Other	1	1
Total long-lived assets, net	$79	$141

Long-lived assets consist of property and equipment, net and operating lease right-of-use assets. Long-lived assets attributed to the United States, Canada, and other international geographies are based on the country in which the asset is located.

7.	Business Combinations
Acquisition of Eversight, Inc.
On August 31, 2022, pursuant to a merger agreement, the Company acquired a 100% ownership interest in Eversight, Inc. (“Eversight”), a pricing and promotions platform for the grocery industry, based in the United States. The purpose of the acquisition is to enable the Company to provide a pricing-as-a-service solution for retailers and consumer packaged

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
goods companies.

The purchase consideration was $59 million in cash. The Company has accounted for this acquisition as a business combination. The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair value

(in millions)
Current assets	$7
Goodwill	27
Intangible assets	35
Total assets acquired	69
Total liabilities assumed	(10)
Net assets acquired	$59

Acquisition related costs were expensed as incurred and were not material. The fair value of identified intangible assets and their respective useful lives as at the time of acquisition were as follows:

	Amount	Weighted-Average Useful Life

	(in millions)	(in years)
Developed technology	$21	6.0
Customer relationships	9	4.0
Trademarks	2	10.0
Non-compete	3	3.0
Total intangible assets	$35

The overall weighted-average useful life of the identified amortizable intangible assets at the time of acquisition was five years.

Intangible assets are amortized over the estimated useful lives in a pattern that most closely matches the timing of their economic benefits. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the monetization opportunities from the Company’s current and future offerings and the value of the assembled workforce. Goodwill recognized from the acquisition is not deductible for tax purposes.

The estimated fair values of the developed technology, customer relationships, trademarks, and non-compete agreements were determined based on the present value of cash flows to be generated by those existing intangible assets. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions including revenue and cash flow forecasts, technology life, customer base and growth rates, royalty rate, obsolescence, and discount rate.

The results of operations of the business combination have been included in the Company’s consolidated financial statements from the date of acquisition.

Acquisition of Rosie Applications Inc.
On September 2, 2022, pursuant to a merger agreement, the Company acquired a 100% ownership interest in Rosie Applications Inc. (“Rosie”), a white-label online grocery shopping platform targeted toward local and independent grocers based in the United States. The purpose of the acquisition is to enable the Company to provide an e-commerce and mobile solution for small and midsize business retailers.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair value of the purchase consideration was $50 million, consisting of $43 million in cash and $10 million of contingent consideration with a fair value of $7 million. In addition, the Company issued 223,313 shares of its non-voting common stock with an aggregate fair value of $9 million, which are subject to continuous employment and will be recognized as post-combination compensation expense over the requisite service period.

The contingent consideration is based on the achievement of certain performance goals for the year ending December 31, 2023 and is payable only upon the achievement of those goals. As of the acquisition date, the contingent consideration was valued using the income approach with assumptions including revenue projections and probability of achievement through the performance period. The contingent consideration will be remeasured at each reporting period with changes in fair value recorded within sales and marketing expense in the consolidated statements of operations, given that the contingent consideration is dependent on selling-related activities. For the three and nine months ended September 30, 2022 and 2023, the change in fair value of the contingent consideration liability was not material.

The Company has accounted for this acquisition as a business combination. The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair value

(in millions)
Current assets	$4
Goodwill	28
Intangible assets	21
Total assets acquired	53
Total liabilities assumed	(3)
Net assets acquired	$50

Acquisition related costs were expensed as incurred and were not material. The fair value of identified intangible assets and their respective useful lives as at the time of acquisition were as follows:

	Amount	Weighted-Average Useful Life

	(in millions)	(in years)
Developed technology	$10	5.0
Customer relationships	7	4.0
Trademark	3	10.0
Non-compete	1	3.0
Total intangible assets	$21

The overall weighted-average useful life of the identified amortizable intangible assets at the time of acquisition was five years.

Intangible assets are amortized over the estimated useful lives in a pattern that most closely matches the timing of their economic benefits. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the monetization opportunities from the Company’s current and future offerings and the value of the assembled workforce. Goodwill recognized from the acquisition is not deductible for tax purposes.

The estimated fair values of the developed technology, customer relationships, trademark, and non-compete agreements were determined based on the present value of cash flows to be generated by those existing intangible assets. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions including revenue and cash flow forecasts, technology life, customer base and growth rates, royalty rate, obsolescence, and discount rate.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The results of operations of the business combination have been included in the Company’s consolidated financial statements from the date of acquisition.

Pro forma and historical results of operations for acquisitions completed during the year ended December 31, 2022 have not been presented as those were not material to the Company’s consolidated statements of operations.

8.	Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows:

Amount

(in millions)
Balance as of January 1, 2023	$317
Additions related to business acquisitions	—
Effect of foreign currency translation	—
Measurement period adjustments	1
Balance as of September 30, 2023	$318

Intangible Assets, Net

Intangible assets, net, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$92	$(25)	$67	4.1
Customer relationships	27	(7)	20	3.2
Patents	11	(2)	9	5.8
Other	8	(1)	7	6.3
Total intangible assets, net	$138	$(35)	$103

	As of September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(38)	$53	3.6
Customer relationships	27	(12)	15	2.5
Patents	11	(3)	8	5.1
Other	8	(2)	6	6.0
Total intangible assets, net	$137	$(55)	$82

Amortization expense totaled $5 million and $6 million for the three months ended September 30, 2022 and 2023, respectively, and $14 million and $20 million for the nine months ended September 30, 2022 and 2023.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2023, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
Remainder of 2023	$7
2024	26
2025	21
2026	16
2027	7
Thereafter	5
Total	$82

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,	As of September 30,
	2022	2023

	(in millions)
Accrued losses related to legal matters	$164	$60
Accrued shopper and merchant liability (1)	103	120
Accrued advertising	58	35
Accrued compensation and benefits	35	38
Income and other taxes	17	2
Accrued professional, legal, and contractor services	44	40
Sales and indirect tax payable	25	33
Other	69	84
Total	$515	$412
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

10.	Commitments and Contingencies
Leases
The Company’s leases primarily include corporate offices. The lease terms of operating leases vary from one year to 11 years. The Company has leases that include one or more options to extend the lease term for up to five years as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Most of these options to extend or terminate the lease do not create a significant economic incentive to extend the lease term and hence are not recognized as part of the Company’s operating lease liabilities and operating lease right-of-use assets. The Company leases office space under noncancelable operating lease agreements with expirations through June 2027. The Company did not modify, enter into, or acquire any material leasing arrangements during the three or nine months ended September 30, 2022 or 2023.

Sales and Indirect Taxes

The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. While the Company believes it properly accrues and pays taxes according to its understanding of tax requirements in each taxing

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
jurisdiction, it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology solution. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $69 million and $34 million as of December 31, 2022 and September 30, 2023, respectively, and is included within other long-term liabilities on the condensed consolidated balance sheets. The Company recognized a reserve release of $2 million and $23 million for the three months ended September 30, 2022 and 2023, respectively. The Company recognized a reserve release of $2 million and $34 million related to these reserves for the nine months ended September 30, 2022 and 2023, respectively. The reserve release during the three and nine months ended September 30, 2023 is primarily due to a reserve release of $18 million related to the resolution of a sales and use tax examination with the State of New York. These amounts were recorded within general and administrative expense in the condensed consolidated statements of operations.
Legal Matters
The Company records a liability for legal contingencies when the Company believes that it is both probable that a loss has been incurred and the amount can be estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the condensed consolidated financial statements. If the Company determines that a loss is either probable or reasonably possible, but the loss or range of loss cannot be estimated, the Company discloses that fact in the condensed consolidated financial statements. Legal fees are expensed as incurred.
The Company operates in several jurisdictions where there have been regulations enacted with respect to methods companies should use to classify workers as either independent contractors or employees, such as California, which enacted California Assembly Bill 5 in 2019. The Company believes that it has properly classified its workers in all jurisdictions in which it operates. Further, on December 16, 2020, the California state ballot initiative, Proposition 22, which provides a framework that offers legal certainty regarding the status of independent work and protects worker flexibility and the quality of on-demand work, among other things, became effective. The Company provides appropriate worker benefits and other protections in accordance with Proposition 22, including guaranteed minimum earnings, healthcare subsidies, insurance, and safety trainings. On August 20, 2021, a judge in Alameda County Superior Court granted a writ that orders the State of California to not enforce Proposition 22 on the ground that it is unconstitutional. On March 13, 2023, the appellate court largely reversed the superior court and effectively upheld Proposition 22. Plaintiffs appealed the decision to the California Supreme Court. If the appellate court ruling is reversed by the California Supreme Court, the Company will face continued legal uncertainty over whether it can properly classify a shopper as an independent contractor in California. If shoppers are determined to be employees under U.S. federal or state law, or under the laws of other jurisdictions in which the Company operates, including as a result of litigation, this would likely require the Company to significantly alter its existing business model and could result in increases to its costs related to shoppers and decreases in the breadth of its offerings and geographic coverage. Further, if the Company changes its offerings or increases customer fees as a result of the increased costs, such changes may result in lower order volumes, which in turn would have an adverse effect on the Company’s business, financial condition, and results of operations.
The Company has other active legal matters in California and several other jurisdictions, including litigation, government audits, administrative claims, and inquiries, related to its classification of individuals who provide delivery and other fulfillment services as non-employee contractors. These matters involve allegations that certain individuals are misclassified and, as a result, may be due unpaid minimum statutory wages, overtime, expense reimbursement, and certain other payments and protections, among other issues. Courts and agencies handling these matters may rule that the Company cannot engage workers to perform certain tasks, including delivery and other fulfillment services, as independent contractors. In some of these cases, the Company has entered into settlement agreements to resolve the claims without any admission of liability; in others, there is active litigation or proceedings, and several cases are stayed pending the outcome of earlier filed complaints or other legal developments. In October 2022, the Company signed and filed a stipulated judgment with the city attorney for San Diego, California, which was entered by the court in January 2023 and settled the case for $46.5 million. This amount was previously accrued for and was included in the reserve balances noted below as of December 31, 2022 and subsequently paid during the nine months ended September 30, 2023. In March 2023, the Company entered into a settlement agreement with the California Employment Development Department to resolve

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
disputes concerning alleged unemployment insurance contributions for $32 million. In April 2023, the settlement became effective after the approval by the California Attorney General and an Administrative Law Judge of the California Unemployment Insurance Appeal Board. This amount was previously accrued for and was included in the reserve balances noted below as of December 31, 2022 and subsequently paid during the nine months ended September 30, 2023.
In addition to the matters described above, the Company and its subsidiaries are also routinely subject to actual or threatened legal actions relating to alleged violations of contract, regulatory, environmental, health and safety, employment, intellectual property, data protection and privacy, consumer protection, unfair competition, tax, and other laws. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and could result in fines, penalties, compensatory damages, or non-monetary relief. The Company does not believe that these matters will have a material adverse effect upon its results of operations, cash flows, or financial condition.
To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the condensed consolidated statements of operations. The total loss recognized related to these claims was $17 million and not material for the three months ended September 30, 2022 and 2023, respectively, and $30 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company recognized a reserve release related to these claims of $6 million. The reserve balance was $164 million and $60 million as of December 31, 2022 and September 30, 2023, respectively, and is included within accrued and other current liabilities on the condensed consolidated balance sheets. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.
The Company is also subject from time to time to audits by government agencies in the various jurisdictions in which it operates. To the extent the Company is obligated to make payments in these jurisdictions (other than income taxes), the Company has recorded the related expense within general and administrative expense in the condensed consolidated statements of operations. The results of these audits may result in additional payments, penalties, and interest, and such additional amounts could be material.
Indemnifications

The Company has entered into indemnification agreements with certain of the Company’s officers, directors, and current and former employees, and the Company’s certificate of incorporation and bylaws contain certain indemnification obligations. It is not possible to determine the maximum potential loss under these indemnification provisions due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with the Company’s indemnification provisions.

11.	Redeemable Convertible Preferred Stock
Redeemable Convertible Preferred Stock
Immediately prior to the completion of the Company’s IPO, all of the Company’s then-outstanding shares of redeemable convertible preferred stock were automatically converted into 167,691,838 shares of voting common stock and, in connection with the IPO, all shares of voting common stock underlying the redeemable convertible preferred stock were reclassified into an equivalent number of shares of common stock.

In connection with the Company’s IPO, the Restated Certificate became effective, which authorized the issuance of 30,000,000 shares of preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors.

The following tables summarize the Company’s redeemable convertible preferred stock, as of December 31, 2022 and prior to the completion of the Company’s IPO:

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Shares Authorized	Shares Issued and Outstanding	Per Share Issuance Price	Conversion Price	Carrying Value, Net of Issuance Costs	Liquidation Value

	(in thousands)				(in millions)
Series A	51,250	51,210	$0.2374	$0.2374	$11	$12
Series B	16,655	15,115	2.9793	2.9078	40	45
Series B-1	745	745	2.9793	2.9078	2	2
Series C	19,236	16,540	13.3104	13.3104	220	220
Series D	26,998	22,302	18.5201	18.5201	413	413
Series E	17,404	17,359	20.1108	20.1108	349	349
Series F	30,153	30,153	29.7381	29.7381	897	897
Series G	6,758	6,758	48.0919	48.0919	325	325
Series H	5,000	5,000	60.0000	60.0000	300	300
Series I	2,120	2,120	125.0000	125.0000	265	265
Series I-1	2,000	—	125.0000	125.0000	—	—
Total	178,319	167,302			$2,822	$2,828
Series A Redeemable Convertible Preferred Stock
Immediately subsequent to the closing of the IPO in September 2023, the Company authorized and issued 5,833,333 shares of Series A redeemable convertible preferred stock at a price of $30.00 per share for proceeds of $175 million. The Company determined the fair value of the Series A redeemable convertible preferred stock at issuance was $175 million and was determined using a Monte Carlo valuation model. The key assumptions used included the closing price of the Company’s common stock on the issuance date of $30.65, an expected term of approximately seven years, an expected volatility of 54%, and a discount for lack of marketability of 35%.
Pursuant to the securities purchase agreement related to the issuance, the Company adopted the Certificate of Designation of Series A redeemable convertible preferred stock, as filed with the Secretary of State of the State of Delaware, setting forth the rights, designations, preferences, limitations, and restrictions applicable to the Series A redeemable convertible preferred stock.
The rights, preferences, and privileges of the Series A redeemable convertible preferred stock are as follows:
Seniority; Liquidation Preference
The Series A redeemable convertible preferred stock, with respect to distribution rights upon the liquidation, winding-up or dissolution of the Company (but excluding a change of control, as described below ranks (i) senior to the Company’s common stock, (ii) on parity with any class or series of the Company’s capital stock expressly designated as ranking on parity with the Series A redeemable convertible preferred stock, and (iii) junior to any class or series of the Company’s capital stock expressly designated as ranking senior to the Series A redeemable convertible preferred stock. The Series A redeemable convertible preferred stock has a liquidation preference equal to the greater of (i) the Stated Value (as defined below), and (ii) the amount that the holder would be entitled to receive on an as-converted to common stock basis based on the then-applicable Conversion Ratio (as defined below), on the date of such liquidation, winding-up or dissolution. Such liquidation, winding-up or dissolution amounts would be paid out of the Company’s assets legally available for distribution to its stockholders, after satisfaction of debt and other liabilities owed to its creditors and holders of shares of any senior securities and before any payment or distribution is made to holders of any junior securities, including, without limitation, the Company’s common stock.
The Stated Value for the Series A redeemable convertible preferred stock on a given date is defined as the sum of (i) the original issue price of the Series A redeemable convertible preferred stock, automatically increased at an annual rate of 5.0%, compounding on each anniversary of the issue date, through such date, and (ii) on an as-converted to common stock basis, the pro rata portion of any cash dividends or distributions that the Company pays on its common stock.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Conversion Ratio for the Series A redeemable convertible preferred stock means (i) a number of shares of common stock equal to the quotient of the Stated Value divided by the conversion price, plus (ii) if the product of such number of shares of common stock times the 10-Day VWAP (as defined below) is less than the Stated Value on such date, an additional number of shares of common stock that, when multiplied by the 10-Day VWAP, equals the difference.
The 10-Day VWAP is defined as the average of the volume-weighted average price per share of common stock for each of the 10 consecutive trading days ending on, and including, the trading day immediately before the date of determination.
Conversion
From and after the seventh anniversary of the issue date of the Series A redeemable convertible preferred stock, at any time when the 10-Day VWAP exceeds the conversion price of the Series A redeemable convertible preferred stock, all outstanding shares of Series A redeemable convertible preferred stock will automatically convert into a number of shares of the Company’s common stock equal to the Conversion Ratio on such date.
In addition, on the third anniversary of the issue date of the Series A redeemable convertible preferred stock, if the 10-Day VWAP immediately prior to such date exceeds the conversion price of the Series A redeemable convertible preferred stock, the holder will have the option to convert all outstanding shares of Series A redeemable convertible preferred stock at the conversion price on such date plus, if there is a Conversion Shortfall (as defined below), such additional number of shares of Common Stock that, when multiplied by the 10-Day VWAP immediately prior to such date, equals the Conversion Shortfall.

The conversion price for the Series A redeemable convertible preferred stock is not subject to adjustment, except for customary adjustments for stock splits, stock dividends, recapitalizations, reorganizations and similar corporate actions.
The Conversion Shortfall for the Series A redeemable convertible preferred stock on any conversion date is defined as the absolute dollar value by which the product of the Conversion Ratio and the 10-Day VWAP for an applicable conversion is less than the Stated Value plus the Minimum Return Amount on such date.
Redemption
At any time from and after the seventh anniversary of the issue date of the Series A redeemable convertible preferred stock, if the 10-Day VWAP does not exceed the conversion price, the Company has the right to redeem all, but not less than all, outstanding shares of Series A redeemable convertible preferred stock at the Stated Value on such redemption date.
On each of the third anniversary (only if the 10-Day VWAP immediately prior to such date does not exceed the conversion price), the seventh anniversary, the tenth anniversary and the thirteenth anniversary of the issue date, the holder has the right to require the Company to redeem all, but not less than all, outstanding shares of Series A redeemable convertible preferred stock at the Stated Value on such redemption date.
Upon a change of control of the Company, the Company will redeem all, but not less than all, outstanding shares of Series A redeemable convertible preferred stock for an amount equal to the greater of (i) the Stated Value on the date of the change of control and (ii) the amount that the holder would be entitled to receive on an as-converted to common stock basis based on the then-applicable conversion ratio (for which the 10-Day VWAP equals the purchase price or transaction consideration per share of common stock in the change of control transaction).
Under certain regulatory events or strategic actions by the Company or the holder the Company or the holder, as applicable, has the right to elect to redeem all outstanding shares of Series A redeemable convertible preferred stock at the Stated Value, if the 10-Day VWAP immediately prior to the date of such event does not exceed the conversion price, or convert all outstanding shares of Series A redeemable convertible preferred stock into a number of shares of the Company’s common stock equal to the then-applicable conversion ratio, in case the 10-Day VWAP immediately prior to the date of such event exceeds the conversion price.
The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity (deficit) as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable preferred stock to its redemption value over

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the period from issuance through redemption date. The accretion was not material during the three and nine months ended September 30, 2023.

Voting
The Series A redeemable convertible preferred stock confers no voting rights on the holder, except as required by applicable law and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions of the Series A redeemable convertible preferred stock, including the authorization or issuance of equity securities that would rank senior to or pari passu with the Series A redeemable convertible preferred stock (other than, in certain cases, new shares of Series A redeemable convertible preferred stock or new series of preferred stock with substantially similar terms as the Series A redeemable convertible preferred stock) and the declaration or payment of cash dividends on shares other than the Series A redeemable convertible preferred stock in excess a 5.0% annual dividend yield.
No dividends were declared or paid during the three or nine months ended September 30, 2022 and 2023.

12.	Stockholders’ Equity (Deficit)
Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,	As of September 30,
	2022	2023

	(in thousands)
Redeemable convertible preferred stock	167,692	—
Series A redeemable convertible preferred stock	—	5,833
Non-voting common stock warrants	7,431	—
Restricted stock units	57,015	30,717
Exchangeable shares outstanding	689	—
Stock options outstanding	30,033	19,996
Shares available for future issuance	3,628	42,230
Shares available for issuance under the 2023 Employee Stock Purchase Plan	—	7,000
Total	266,488	105,776

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to the rights of the holders of redeemable convertible preferred stock and approval from the holders of the Series A redeemable convertible preferred stock, as applicable. For the three and nine months ended September 30, 2022 and 2023, no dividends were declared or paid.
Equity Incentive Plans
The 2013 Equity Incentive Plan, which was terminated in August 2018, allowed the Company to issue awards for its voting common stock only. The 2018 Equity Incentive Plan (the “2018 Plan”) allowed the Company to issue awards for its non-voting common stock only. In connection with the IPO, the 2018 Plan was terminated effective immediately prior to the effectiveness of the 2023 Equity Incentive Plan (the “2023 Plan”) and all reserved shares under the 2018 Plan were transferred to the 2023 Plan.

In August 2023, the Company’s board of directors adopted the 2023 Plan, which became effective in connection with the IPO. The 2023 Plan provides for grants of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended to the Company’s employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), awards, performance awards, and other forms of awards to the Company’s employees, directors, and consultants, including employees and consultants of the Company’s affiliates. Initially, the maximum number of shares of the Company’s

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
common stock that may be issued under its 2023 Plan will not exceed 114,875,120 shares of the Company’s common stock. In addition, the number of shares of common stock reserved for issuance under the Company’s 2023 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 through January 1, 2033, in an amount equal to (1) 5% of the total number of shares of common stock outstanding on December 31 of the year before the date of each automatic increase or (2) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. The maximum number of shares of the Company’s common stock that may be issued on the exercise of incentive stock options under the Company’s 2023 Plan will be 344,625,360 shares.
Stock Options
Activity under equity incentive plans are set forth below:

	Shares Available for Future Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in years)	(in millions)
As of January 1, 2023	3,628	30,033	$7.65	4.16	$685
Additional shares reserved	24,800	—
Options exercised	—	(10,033)	$5.81
Options cancelled and forfeited	4	(4)	$3.79
Restricted stock units granted	(10,127)	—
Shares withheld related to net share settlement	20,671	—
Restricted stock units forfeited	3,091	—
Restricted stock cancelled	163	—
As of September 30, 2023	42,230	19,996	$8.57	3.61	$430
Options vested and expected to vest as of September 30, 2023		19,996	$8.57	3.61	$430
Options exercisable as of September 30, 2023		19,846	$8.28	3.58	$430
The total intrinsic value of the stock options exercised during the nine months ended September 30, 2022 and 2023 was $7 million and $244 million, respectively. The total fair value of stock options vested was $15 million and $4 million for the nine months ended September 30, 2022 and 2023, respectively.
Restricted Stock
The following table summarizes the activity related to the Company’s restricted stock for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2023	828	$97.99
Granted	—	$—
Vested (1)	(453)	$106.44
Forfeited	—	$—
Unvested and outstanding as of September 30, 2023	375	$87.80
___________
(1) Includes 162,886 shares of common stock underlying restricted stock that were repurchased and cancelled to cover taxes on the settlement of vested restricted stock during the nine months ended September 30, 2023 and became available for future grants pursuant to the 2023 Plan.

During the nine months ended September 30, 2022, the Company issued restricted stock in connection with business acquisitions. Refer to Note 7 — Business Combinations for further discussion.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
RSUs
The following table summarizes the activity related to the Company’s RSUs for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2023	56,969	$54.85
Granted	10,127	$35.32
Vested (1)	(33,288)	$49.73
Vested and not settled	(1,043)	$36.13
Forfeited	(3,091)	$66.72
Unvested and outstanding as of September 30, 2023	29,674	$53.40
___________
(1) Includes 15,630,394 shares of common stock underlying RSUs that were withheld to cover taxes on the settlement of vested RSUs during the nine months ended September 30, 2023 and became available for future grants pursuant to the 2023 Plan.
Exchangeable Shares

In connection with the acquisition of Unata in 2018, through the Company’s subsidiary, Aspen, issued exchangeable shares that were exchangeable by the holders for the shares of the Company’s non-voting common stock on a one-for-one basis (subject to customary adjustments for stock splits or other reorganizations). The exchangeable shares were legally issued and outstanding. The exchangeable shares were held in escrow until such shares were released to the recipient upon the first, second, and third anniversaries of the issuance date, subject to the continued employment of the recipient.

Holders of the exchangeable shares were entitled to receive dividends economically equivalent to noncumulative dividends declared by the Company with respect to its common stock. The released shares could be exchanged for shares of the Company’s common stock, on a one-to-one basis as adjusted for any dividends or withholding tax obligation, at any time at the Company’s option, or upon certain change of control events including a merger, sale of assets, certain changes in law, or the effective date of a registration statement on Form S-1 filed pursuant to the Securities Act for an initial public offering of the Company’s common stock, or automatically on the 10th anniversary of the issuance date. Immediately prior to the IPO, the exchangeable shares were exchanged for shares of the Company’s non-voting common stock, which were converted to shares of voting common stock, and subsequently reclassified into common stock.

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Outstanding and vested as of January 1, 2023	689	$18.52
Issued	—	$—
Forfeited	(1)	$18.52
Shares exchanged	(688)	$18.52
Outstanding and vested as of September 30, 2023	—	$—

2023 Employee Stock Purchase Plan

The Company’s board of directors adopted, and the Company's stockholders approved, the 2023 Employee Stock Purchase Plan (“the ESPP”), which became effective immediately prior to the effectiveness of the registration statement on Form S-1 related to the IPO. A total of 7,000,000 shares of common stock were initially reserved for sale under the ESPP. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 through January 1, 2033, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the year before the date of the automatic increase and (2) 7,000,000

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Subject to any limitations contained therein, the ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase common stock at a discounted price per share.

As of September 30, 2023, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors, or its compensation committee under its delegation, as the administrator of the ESPP.

Stock-Based Compensation Expense Summary

Stock-based compensation expense by line item in the condensed consolidated statements of operations related to stock options, restricted stock, and RSUs, as applicable, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
Cost of revenue	$—	$17	$—	$17
Operations and support	—	85	—	85
Research and development	3	1,711	10	1,715
Sales and marketing	1	292	3	294
General and administrative	6	500	10	503
Total stock-based compensation expense (1)	$10	$2,605	$23	$2,614
___________
(1) The Company recognized $2,581 million of stock-based compensation expense, net of $39 million capitalized related to the development of internal-use software, associated with vested RSUs and certain shares of vested restricted stock as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of the registration statement on Form S-1 in connection with the Company’s IPO. To meet the related tax withholding requirements for the net settlement, net exercise, and cancellation and repurchase, as applicable, of the vested RSUs, for certain vested stock options, and shares of vested restricted stock, the Company withheld or cancelled, as applicable, 20,810,882 of the 43,052,572 shares underlying such equity awards, resulting in the net issuance of 22,241,690 shares of common stock. Based on an IPO price of $30.00 per share, the Company’s tax withholding obligation was $570 million and was paid during the three months ended September 30, 2023.

As of September 30, 2023, there was $711 million of unrecognized stock-based compensation expense related to all unvested awards, which is expected to be recognized over a weighted-average period of 2.15 years.
The amount of stock-based compensation capitalized related to the development of internal-use software was not material and $41 million during the three months ended September 30, 2022 and 2023, respectively, and was not material and $41 million during the nine months ended September 30, 2022 and 2023, respectively.
The Company recognized an income tax benefit of zero and $247 million in the condensed consolidated statements of operations related to stock-based awards in the three months ended September 30, 2022 and 2023, respectively. The income tax benefit recognized was zero and $247 million for the nine months ended September 30, 2022 and 2023, respectively.

13.	Income Taxes
The Company’s provision for (benefit from) income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.

The Company’s effective tax rates for each period presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company’s effective tax rate was (8.9)% and 18.0% for the three months ended September 30, 2022 and 2023, respectively, and 5.2% and 17.6% for the nine months ended September 30, 2022 and 2023, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended September 30, 2022 and 2023, the Company’s benefit from income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to the Company maintaining a U.S. valuation allowance on the Company’s deferred tax asset during the three months ended September 30, 2022, which was released during the fourth quarter of 2022, the tax effects of stock-based compensation, including certain restructurings, recognized during the three months ended September 30, 2023 in connection with the Company’s IPO, and an increase in U.S. research and development credit generation during the three months ended September 30, 2023.

For the nine months ended September 30, 2022 and 2023, the Company’s provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to the Company maintaining a U.S. valuation allowance on the Company’s deferred tax assets during the nine months ended September 2022, which was released during the fourth quarter of 2022, being subject to minimal state income taxes during the nine months ended September 30, 2022, the tax effects of stock-based compensation, including certain restructurings, recognized during the nine months ended September 30, 2023 in connection with the Company’s IPO, and an increase in U.S. research and development credit generation during the nine months ended September 30, 2023.

14.	Net Income (Loss) per Share Attributable to Common Stockholders
Prior to the IPO, the rights, including the liquidation and dividend rights, of the holders of voting and non-voting common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net income (loss) per share attributable to common stockholders were, therefore, the same for both voting and non-voting common stock on an individual or combined basis.

Immediately prior to the completion of the IPO, all outstanding shares of the Company’s non-voting common stock were converted into shares of voting common stock, all of which were subsequently reclassified into common stock. The shares issued in the IPO and the shares of common stock issued upon conversion of the then-outstanding shares of redeemable convertible preferred stock in connection with the IPO, as well as vested RSUs that have been settled, are included in the table below weighted for the period outstanding during the three and nine months ended September 30, 2022 and 2023.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income (loss)	$36	$(1,999)	$(38)	$(1,757)
Less: Undistributed earnings attributable to preferred stockholders	(36)	—	—	—
Net income (loss) attributable to common stockholders, basic and diluted	$—	$(1,999)	$(38)	$(1,757)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted	72,010	95,836	71,783	80,180

Net income (loss) per share attributable to common stockholders, basic and diluted	$—	$(20.86)	$(0.52)	$(21.92)

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following potentially dilutive outstanding securities were excluded from the computation of diluted income (loss) per share attributable to common stockholders because their effect was not dilutive:

	As of September 30,
	2022	2023

	(in thousands)
Redeemable convertible preferred stock	167,692	—
Series A redeemable convertible preferred stock	—	5,833
Stock options	30,059	19,996
Restricted stock units	—	28,559
Unvested restricted non-voting common stock	399	375
Non-voting common stock warrants	7,431	—
Total	205,581	54,763

The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	As of September 30,
	2022	2023

	(in thousands)
Restricted stock units	48,309	2,158
Unvested restricted non-voting common stock	450	—
Non-voting common stock warrants	1,858	—
Total	50,617	2,158

15.	Related Party Transactions
An executive officer of a software vendor joined the Company’s board of directors during 2021. The Company is party to agreements with the vendor whereby the Company primarily pays the vendor usage-based subscription fees for the use of the software. During the three months ended September 30, 2022 and 2023, no amounts were paid to the vendor, and $6 million and $7 million, respectively, was included within operating expenses in the condensed consolidated statements of operations. During the nine months ended September 30, 2022 and 2023, the amount paid was $37 million and not material, respectively, in connection with this software subscription, and $22 million and $18 million, respectively, was included within operating expenses in the condensed consolidated statements of operations. As of December 31, 2022 and September 30, 2023, $23 million and $5 million was included within prepaid expenses and other current assets on the condensed consolidated balance sheets, respectively, and no amounts were due to this vendor as of those dates.

16.	Subsequent Events
On November 8, 2023, the Company announced that its board of directors approved a share repurchase program with authorization to purchase up to $500 million of the Company’s common stock at management’s discretion. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes as disclosed in our Prospectus. The following discussion contains forward looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Special Note Regarding Forward-Looking Statements,” of this Quarterly Report on Form 10-Q and the section titled “Risk Factors” in our Prospectus. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Instacart is powering the future of grocery through technology. We partner with retailers to help them successfully navigate the digital transformation of their businesses.
Instacart was founded in 2012 to bring the grocery industry online and help make grocery shopping effortless. We started by understanding what consumers want and then built enterprise-grade technologies that allow retailers to meet those needs. Instacart invented a new model for online grocery shopping by offering consumers on-demand delivery from the stores they know and trust. Retailers reach customers through both Instacart Marketplace, where customers can shop from their favorite retailers through our app or website, and retailers’ owned and operated online storefronts that are powered by Instacart Enterprise Platform, our end-to-end technology solution encompassing eCommerce, fulfillment, Connected Stores, ads and marketing, and insights.

Instacart started as a way for households to conveniently manage their weekly grocery shopping, a recurring and high order value consumer use case. Today, customers can place orders for delivery or pickup across a variety of use cases including the weekly shop, bulk stock-up, convenience, and special occasions. Customers can select the fulfillment option and speed that best serve their needs. Each order can be shopped for and delivered with care by one of the hundreds of thousands of shoppers who value the flexible earnings opportunities that Instacart provides.

In addition, brands can use Instacart Ads as a new way to reach customers at the point of purchase and within minutes of delivery and consumption. Instacart Ads offers brands a highly measurable ads offering that leverages first-party transaction data to move products off of store shelves more efficiently.

Initial Public Offering and Private Placement

On September 21, 2023, we completed our IPO in which we issued and sold 14,100,000 shares of our common stock at an IPO price of $30.00 per share. We received net proceeds from the IPO of $392 million after deducting underwriting discounts and offering costs. Immediately subsequent to the closing of the IPO, we issued and sold 5,833,333 shares of our Series A redeemable convertible preferred stock (“Series A Preferred Stock”) in a private placement at $30.00 per share and received $175 million in proceeds.

We recognized $2.6 billion of stock-based compensation expense associated with the vested RSUs and certain shares of vested restricted stock, as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of the registration statement on Form S-1 in connection with our IPO. To meet the related tax withholding requirements for the net settlement, net exercise, and cancellation and repurchase, as applicable, of the vested RSUs, for certain vested stock options, and shares of vested restricted stock, we withheld or cancelled, as applicable, 20,810,882 of the 43,052,572 shares underlying such equity awards, resulting in the net issuance of 22,241,690 shares of common stock. Based on our IPO price of $30.00 per share, our tax withholding obligation was $570 million, which we paid in the third quarter of 2023.

Macroeconomic Impacts

Our business and financial condition have been, and are expected to continue to be impacted by recent macroeconomic trends affecting our markets and industry such as higher inflation, rising interest rates, the effects of supply chain challenges, cessation of government aid programs, uncertainty regarding an economic recession and associated decreases in consumer discretionary income. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures and rising interest rates, as well as cessation of government aid, have adversely impacted and continue to adversely impact order volumes, customer retention, and demand for premium or discretionary grocery purchases. In addition, inflationary pressures in 2022 and the first nine months of 2023 have resulted in higher GTV and average order values. However, customers have also been purchasing fewer items on average per order on Instacart, partially offsetting the effects of inflation on average order values. These factors and the magnitude of their effects are expected to cause our average order value to continue fluctuating. As inflation wanes, we expect growth in average order value to be a smaller driver of GTV growth. These macroeconomic trends have also caused advertisers, including our brand partners, to decrease spending and reduce their budgets and have heightened our brand partners’ focus on profitability. As a result, we expect the growth of our advertising and other revenue to be negatively impacted over the near term.

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,
	2022	2023	% Change

	(in millions, except percentages)
Orders	63.8	66.2	4%
GTV	$7,080	$7,494	6%
Revenue	$668	$764	14%
Gross profit	$485	$561	16%
Gross margin	73%	73%	—%
Gross profit as a percent of GTV	6.9%	7.5%	9%
Net income (loss) (1)	$36	$(1,999)	NM
Net income (loss) as a percent of revenue	5%	(262)%	NM
Net income (loss) as a percent of GTV	0.5%	(26.7)%	NM
Adjusted EBITDA (2)	$74	$163	120%
Adjusted EBITDA margin (2)	11%	21%	91%
Adjusted EBITDA as a percent of GTV (2)	1.0%	2.2%	120%
___________
(1) Includes $2.6 billion of stock-based compensation associated with the cumulative vesting of certain equity awards in connection with our IPO in the third quarter of 2023.
(2) Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin are non-GAAP financial measures. For more information regarding our use of these measures and reconciliation to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “—Non-GAAP Financial Measures.”

Orders

We define an order as a completed customer transaction to purchase goods for delivery or pickup from a single retailer on Instacart during the period indicated, including those completed through Instacart Marketplace or retailers’ owned and operated online storefronts that are powered by Instacart Enterprise Platform. We believe that orders are an indicator of the scale and growth of our business as well as the value we bring to our constituents.

In the third quarter of 2023, orders increased to 66.2 million, or 4% growth compared to the same quarter in 2022. The increase in orders was driven primarily by increased engagement from existing customers.

Gross Transaction Value (GTV)

We define GTV as the value of the products sold based on prices shown on Instacart, in addition to applicable taxes, deposits and other local fees, customer tips, which go directly to shoppers, customer fees, which include flat subscription fees related to Instacart+ that are charged monthly or annually, and other fees. GTV consists of orders completed through Instacart Marketplace or services that are part of the Instacart Enterprise Platform. We believe that GTV indicates the health of our business, including our ability to drive revenue and profits, and the value we provide to our constituents.

In the third quarter of 2023, GTV increased to $7,494 million, or 6% growth compared to the same quarter of 2022, driven primarily by the increase in orders and, to a lesser extent, higher average order value. During the third quarter of 2023, the rate of year-over-year declines in GTV from customers acquired prior to 2022 continued to improve. These declines were more than offset by GTV generated by newly acquired customers in 2023. As inflation wanes, we expect GTV growth to continue to be driven more by growth in orders than growth in average order value. We have experienced and expect to continue to experience tempered GTV growth over the near term, primarily due to the macroeconomic trends described above, the subsiding effects of the COVID-19 pandemic on demand for online grocery, the declining effectiveness of historical growth initiatives as we continue to scale, and the effects of our initiatives to drive profitable growth.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In the third quarter of 2023, gross profit increased to $561 million, or 16% growth compared to the same quarter of 2022, primarily due to diversified revenue streams, growth in our advertising and other investment rate (which we define as advertising and other revenue in a given period divided by GTV in such period), various cost efficiencies, and economies of scale. Gross margin remained flat as the growth in revenue was offset by the increase in cost of revenue related to the increase in stock-based compensation associated with the vesting of RSUs in connection with our IPO, deceleration of fulfillment cost efficiencies, and growth in investment in customer incentives and promotions.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other income (expense), net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) certain payroll taxes related to stock-based compensation expense incurred in connection with our IPO (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) acquisition-related expenses, and (x) non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “—Non-GAAP Financial Measures”.

In the third quarter of 2023, Adjusted EBITDA increased to $163 million from $74 million, or 120% growth compared to the same quarter of 2022, primarily driven by growth in our revenue and efficiencies within cost of revenue. Our Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

Components of Results of Operations

Revenue
Our revenue consists of transaction revenue and advertising and other revenue.
Transaction Revenue
We generate transaction revenue primarily from:
•end users, whom we refer to as customers, (i) through service and delivery fees paid for arranging fulfillment services from shoppers and (ii) for monthly or annual Instacart+ memberships, our membership program, which offers unlimited free delivery on orders over a certain size, a reduced service fee, credit back on eligible pickup orders, and exclusive benefits;

•retailers (i) through service fees in exchange for connecting retailers with customers to facilitate transactions on Instacart Marketplace and (ii) for orders placed through retailers’ owned and operated online storefronts powered by Instacart Enterprise Platform; and
•a revenue share agreement with a third party that supplies payment cards to Instacart shoppers for in-store use.
Transaction revenue is recognized upon transfer of control of services, net of the purchase value of the goods remitted to retailers and payments to shoppers for their services (including any shopper incentives), coupons, customer incentives, and refunds. We expect transaction revenue from customer and retailer fees to fluctuate from time to time as a result of customer and retailer fee optimizations and changes in the mix of customer use cases and fulfillment options. We expect growth in transaction revenue to align more closely with growth in GTV over time. We also expect the amounts of payments to shoppers, coupons, customer and shopper incentives, and refunds to fluctuate over time depending on a number of factors. For example, implementation of additional fulfillment options or shifts in our ability to use full-service shoppers, as well as fulfillment efficiencies, such as changes in our batch rate, average time spent per order, shopper tenure, and shopper pay optimization, could result in fluctuations in our transaction revenue. In addition, periods of elevated customer demand have resulted in and can in the future result in increased shopper incentives and degradation of order quality due to higher rates of out-of-stock items and other delays, which in turn generally lead to more appeasement credits and refunds. Furthermore, our overall marketing strategy will impact the spend mix between promotions and customer incentives, as well as referrer credits, which are recorded as reductions of revenue and sales and marketing expense, respectively. In certain cases, these reductions of revenue can be more than fees received from customers and retailers.
Advertising and Other Revenue
We generate advertising and other revenue primarily from:
•the sale of advertising services to brands that are interested in reaching customers on Instacart; and
•certain retailers for use of our software-as-a-service solution through Instacart Enterprise Platform that enhances the online shopping experience, with revenue recognized ratably over the subscription period.
Advertising revenue is recognized upon delivery of clicks for Sponsored Product ads, upon delivery of impressions or over the contract term on a fixed fee basis for display ads, or upon redemptions of coupons. Advertising and other revenue has historically been, and is expected to continue to be, seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. We also expect negative impacts on our advertising and other revenue growth in the near term due to the macroeconomic factors described above, changes in brand partner spend as a result of recent tempered GTV growth trends, and as we lap the full ramp up of shoppable display and shoppable video launches in 2022, which helped drive advertising and other revenue growth in recent quarters.
Cost of Revenue
Cost of revenue primarily consists of third-party payment processing fees, expenses related to payment chargebacks, compensation costs of our employees primarily involved in fulfillment, hosting fees, insurance costs attributed to fulfillment, depreciation expense, and amortization expense of technology-related intangible assets and capitalized internal-use software. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense. We recognized additional cost of revenue during the third quarter of 2023, the period in which we completed our IPO, due to the stock-based compensation expense associated with the vesting of RSUs, as a result of the satisfaction of the liquidity event-based performance vesting condition upon the effective date of our registration statement on Form S-1 in connection with our IPO, as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” and expect to recognize additional stock-based compensation expense in future periods and additional amortization expense related to capitalized internal-use software.
Excluding the impact from stock-based compensation expense incurred in connection with our IPO as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” we expect cost of revenue will increase on an absolute dollar basis for the foreseeable future as we continue to grow our operations and vary from period to period as a percent of revenue.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percent of total revenue. Our gross margin has varied and will continue to vary from period to period based on a number of factors, including (1) changes in revenue mix, changes in the mix of order type due to changes in mix of use cases and fulfillment options, consumer shopping behaviors (including from external drivers such as public health concerns), average order values, customer fee optimization, and levels of customer incentives, (2) operational efficiencies, (3) negotiations with our retail partners, third-party payment processors, and hosting providers, and (4) macroeconomic factors, such as supply chain issues, rising interest rates, cessation of government aid and inflation, which have impacted and may continue to negatively impact growth in GTV and orders as well as spending by our brand partners. As we continue to expand across fulfillment options and consumer use cases, we also expect to incur additional types of costs, such as certain labor costs, that can impact both our cost of revenue and profitability trends in the future. Additionally, we expect gross margin expansion to taper in the future due to transaction revenue growth beginning to align more closely with GTV growth, increased cost of revenue, and fluctuations in transaction revenue and advertising and other revenue as described above.
Operations and Support Expense
Operations and support expense primarily consists of compensation costs for employees who support our operations, costs of customer and shopper support, costs to attract and onboard new shoppers, allocations of various overhead and occupancy costs, and depreciation and amortization expense. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense. We recognized additional operations and support expense during the third quarter of 2023, the period in which we completed our IPO, due to the stock-based compensation expense associated with the vesting of RSUs, as a result of the satisfaction of the liquidity event-based performance vesting condition upon the effective date of our registration statement on Form S-1 in connection with our IPO, as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” and expect to recognize additional stock-based compensation expense in future periods.
While we intend to invest in our operations and hire additional employees, third-party consultants, and contractors to support our operations, our investments in operations and support headcount may fluctuate from time to time as we focus on driving more efficiencies across our teams. Excluding the impact from stock-based compensation expense incurred in connection with our IPO as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” operations and support expense may increase on an absolute dollar basis for the foreseeable future and vary from period to period as a percent of revenue and as a percent of GTV.
Research and Development Expense
Research and development expense primarily consists of compensation costs for our engineering employees, third-party consulting fees, allocations of various overhead and occupancy costs, and depreciation and amortization expense. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense. We recognized additional research and development expense during the third quarter of 2023, the period in which we completed our IPO, due to the stock-based compensation expense associated with the vesting of RSUs, as a result of the satisfaction of the liquidity event-based performance vesting condition upon the effective date of our registration statement on Form S-1 in connection with our IPO, as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” and expect to recognize additional stock-based compensation expense in future periods.
Excluding the impact of stock-based compensation incurred in connection with our IPO as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” research and development expense may increase on an absolute dollar basis and vary from period to period as a percent of revenue and as a percent of GTV for the foreseeable future as we continue to invest in research and development activities relating to ongoing improvements to, and maintenance of, our offerings, including the hiring of engineering, product development, and design employees to support these efforts. While we intend to hire additional employees, our investments in research and development headcount may fluctuate from time to time as we focus on driving more efficiencies across our teams.
Sales and Marketing Expense
Sales and marketing expense primarily consists of advertising expenses, compensation costs for sales and marketing employees, third-party consulting fees, allocations of various overhead and occupancy costs, depreciation expense, and amortization expense of customer relationship intangible assets. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense. We recognized additional sales and marketing expense during the third quarter of 2023, the period in which we completed our IPO, due to the stock-based compensation expense associated with the vesting of RSUs, as a result of the satisfaction of the liquidity event-based performance vesting condition upon the effective date of our registration statement on Form S-1 in connection with our IPO, as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” and expect to recognize additional stock-based compensation expense in future periods.

We plan to continue to invest in sales and marketing to attract and increase the engagement of constituents on Instacart and increase our brand awareness. Excluding the impact from stock-based compensation expense incurred in connection with our IPO as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” sales and marketing expense may increase on an absolute dollar basis and vary as a percent of revenue, and as a percent of GTV for the foreseeable future. While we expect sales and marketing expense to be one of our largest operating expenses for the foreseeable future, the trend and timing of our sales and marketing expense will depend in large part on the timing and magnitude of our marketing campaigns. While we intend to increase our headcount from time to time, particularly over the near term as we pursue attractive growth opportunities, our investments in sales and marketing headcount may also fluctuate from time to time as we focus on driving more efficiencies across our teams.
General and Administrative Expense
General and administrative expense primarily consists of compensation costs for administrative employees, including finance and accounting, human resources, policy, and legal; third-party consulting fees; allocations of various overhead and occupancy costs; depreciation expense; and amortization expense of patents and trademarks. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense. We recognized additional general and administrative expense during the third quarter of 2023, the period in which we completed our IPO, due to the stock-based compensation expense associated with the vesting of RSUs and restricted stock, as a result of the satisfaction of the liquidity event-based performance vesting condition upon the effective date of our registration statement on Form S-1 in connection with our IPO, as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” and expect to recognize additional stock-based compensation expense in future periods.
Excluding the impact from stock-based compensation expense incurred in connection with our IPO as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” general and administrative expense may increase on an absolute dollar basis and vary from period to period as a percent of revenue and as a percent of GTV for the foreseeable future as we continue to invest in processes, systems, and controls to enable our internal support functions to scale with the growth of our business and to operate as a public company. While we intend to increase our headcount from time to time, our investments in general and administrative headcount may fluctuate from time to time as we focus on driving more efficiencies across our teams.
In addition, in April 2023, certain employees elected to receive cash in lieu of a portion of certain future equity awards to be granted by our board of directors. As a result, for employee elections to receive cash, we will recognize additional cash compensation primarily within operating expenses associated with such cash elections through the second quarter of 2024.
Other Expense, Net
Other expense, net primarily consists of income related to legal settlements and gains and losses from transactions denominated in a currency other than the functional currency.
Interest Income
Interest income consists primarily of interest earned on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities.
Benefit from Income Taxes
The benefit from income taxes consists primarily of income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct business with the exception of the fourth quarter of 2022 when we released our valuation allowance on our deferred tax assets in the United States, and the third quarter of 2023 when we recognized a tax benefit related to the recognition of stock-based compensation expense associated with the vested RSUs and certain shares of vested restricted stock, as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of our registration statement on Form S-1 in connection with our IPO. Foreign jurisdictions have different statutory tax rates from those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
Revenue	$668	$764	$1,794	$2,239
Cost of revenue (1)(2)	183	203	540	569
Gross profit	485	561	1,254	1,670
Operating expenses:
Operations and support (1)(2)	57	145	187	273
Research and development (1)(2)	127	1,850	370	2,107
Sales and marketing (1)(2)	172	455	488	782
General and administrative (1)(2)	96	568	249	696
Total operating expenses	452	3,018	1,294	3,858
Income (loss) from operations	33	(2,457)	(40)	(2,188)
Other expense, net	(5)	(5)	(7)	(2)
Interest income	5	23	7	57
Income (loss) before benefit from income taxes	33	(2,439)	(40)	(2,133)
Benefit from income taxes	(3)	(440)	(2)	(376)
Net income (loss)	$36	$(1,999)	$(38)	$(1,757)
___________
(1) Amounts include depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
Cost of revenue	$4	$7	$13	$19
Operations and support	1	—	2	2
Research and development	1	1	3	3
Sales and marketing	1	2	3	6
General and administrative	1	1	2	3
Total depreciation and amortization expense	$8	$11	$23	$33

(2) Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
Cost of revenue	$—	$17	$—	$17
Operations and support	—	85	—	85
Research and development	3	1,711	10	1,715
Sales and marketing	1	292	3	294
General and administrative	6	500	10	503
Total stock-based compensation expense	$10	$2,605	$23	$2,614

The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(as a percent of revenue)(1)
Revenue	100%	100%	100%	100%
Cost of revenue	27	27	30	25
Gross profit	73	73	70	75
Operating expenses:
Operations and support	9	19	10	12
Research and development	19	242	21	94
Sales and marketing	26	60	27	35
General and administrative	14	74	14	31
Total operating expenses	68	395	72	172
Income (loss) from operations	5	(322)	(2)	(98)
Other expense, net	(1)	(1)	—	—
Interest income	1	3	—	3
Income (loss) before benefit from income taxes	5	(319)	(2)	(95)
Benefit from income taxes	—	(58)	—	(17)
Net income (loss)	5%	(262)%	(2)%	(78)%
___________
(1) Totals of percent of revenue may not foot due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2022 and 2023

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change

	(in millions)				(in millions)
Transaction	$482	$542	$60	12%	$1,281	$1,611	$330	26%
Advertising and other	186	222	36	19%	513	628	115	22%
Total revenue	$668	$764	$96	14%	$1,794	$2,239	$445	25%

The increase in transaction revenue in the third quarter of 2023, compared to the same period of 2022, was primarily driven by growth in GTV, which grew 6%, and orders, which grew 4%. In addition, the increase was driven by fulfillment efficiencies, partially offset by an increase in customer incentives and promotions.

The increase in transaction revenue during the first nine months of 2023, compared to the same period of 2022 was primarily driven by growth in GTV, which grew 5%, and orders, which grew 2%. In addition, the increase was driven by fulfillment efficiencies and reduced appeasements and refunds, partially offset by an increase in customer incentives and promotions and lower payment revenue.

The combination of these factors contributed to transaction revenue increasing at a faster rate than GTV for the third quarter and the first nine months of 2023, compared to the same periods of 2022. However, the growth of transaction revenue has begun to align more closely with GTV growth as we lapped prior fulfillment efficiencies and customer fee optimizations.

The increase in advertising and other revenue during the third quarter and the first nine months of 2023, compared to the same period of 2022, was primarily driven by interrelated factors, including an increase in advertising volume and increased adoption of our new advertising features and products, such as shoppable display ads and shoppable video, which we launched in the second half of 2022. This increase was impacted by changes in spend by certain of our brand partners in the first nine months of 2023 compared to the same period of 2022 in response to macroeconomic uncertainty and changes in our brand partners’ businesses and performance.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change

	(in millions)				(in millions)
Cost of revenue	$183	$203	$20	11%	$540	$569	$29	5%
Gross profit	$485	$561	$76	16%	$1,254	$1,670	$416	33%
Gross margin	73%	73%			70%	75%

The increase in cost of revenue in the third quarter of 2023, compared to the same period of 2022, was primarily due to an increase of $21 million in compensation costs. primarily driven by an increase in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO. Refer to the discussion of the increase in gross profit and gross margin in the third quarter of 2023, compared to the same period of 2022, as described in the section above titled “—Key Financial and Operational Highlights”.

The increase in cost of revenue during the first nine months of 2023, compared to the same period of 2022, was primarily due to an increase of $25 million in compensation costs, primarily driven by an increase in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO.

The increase in gross profit and gross margin during the first nine months of 2023, compared to the same period of 2022, was primarily driven by the increase in transaction revenue and advertising and other revenue, partially offset by the increase in cost of revenue, due to the factors described above.

Operations and Support

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change

	(in millions)				(in millions)
Operations and support	$57	$145	$88	154%	$187	$273	$86	46%
Percent of revenue	9%	19%			10%	12%

The increase in operations and support expensed in the third quarter of 2023, compared to the same period in 2022, was primarily due to an increase of $88 million in compensation costs, primarily driven by an increase in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO.

The increase in operations and support expense during the first nine months of 2023, compared to the same period of 2022, was primarily due to an increase of $93 million in compensation costs, primarily driven by an increase in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change

	(in millions)				(in millions)
Research and development	$127	$1,850	$1,723	1357%	$370	$2,107	$1,737	469%
Percent of revenue	19%	242%			21%	94%

The increase in research and development expense in the third quarter of 2023, compared to the same period in 2022, was primarily due to an increase of $1,772 million in compensation costs, primarily driven by stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO, employee elections to receive cash in lieu of a portion of their equity awards, and bonus expense. This increase was partially offset by an increase of $50 million in capitalized software development costs.

The increase in research and development expense during the first nine months of 2023, compared to the same period of 2022, was primarily due to and an increase of $1,810 million in compensation costs, primarily driven by stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO, employee elections to receive cash in lieu of a portion of their equity awards, and bonus expense. This increase was partially offset by an increase of $69 million in capitalized software development costs.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change

	(in millions)				(in millions)
Sales and marketing	$172	$455	$283	165%	$488	$782	$294	60%
Percent of revenue	26%	60%			27%	35%

The increase in sales and marketing expense in the third quarter of 2023, compared to the same period in 2022, was primarily due to an increase of $301 million in compensation costs, primarily driven by stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO, employee elections to receive cash in lieu of a portion of their equity awards, and bonus expense, partially offset by a decrease of $17 million related to consumer marketing, including campaigns targeted towards increased customer engagement and brand development.

The increase in sales and marketing expense during the first nine months of 2023, compared to the same period of 2022, was primarily due to an increase of $323 million in compensation costs, primarily driven by stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO, employee elections to receive cash in lieu of a portion of their equity awards, and bonus expense, partially offset by a decrease of $19 million in consulting costs and a decrease of $14 million related to consumer marketing, including campaigns targeted towards increased customer engagement and brand development.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change

	(in millions)				(in millions)
General and administrative	$96	$568	$472	492%	$249	$696	$447	180%
Percent of revenue	14%	74%			14%	31%

The increase in general and administrative expense in the third quarter of 2023, compared to the same period of 2022, was primarily due to an increase of $499 million in compensation costs, primarily driven by stock-based compensation expense resulting from RSUs and restricted stock with a liquidity event-based vesting condition that was satisfied in connection with our IPO, employee elections to receive cash in lieu of a portion of their equity awards, and bonus expense, partially offset by a decrease of $38 million in our accruals for sales and indirect taxes and legal matters and settlements.

The increase in general and administrative expense during the first nine months of 2023, compared to the same period of 2022, was primarily due to an increase of $513 million in compensation costs, primarily driven by stock-based compensation expense resulting from RSUs and restricted stock with a liquidity event-based vesting condition that was satisfied in connection with our IPO, employee elections to receive cash in lieu of a portion of their equity awards, and bonus expense, an increase of $11 million in bad debt expense, and an increase of $10 million in business taxes, partially offset by a decrease of $67 million in our accruals for sales and indirect taxes and legal matters and settlements, and a decrease of $10 million in professional fees related to legal and other matters.

Other Expense, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change

	(in millions)				(in millions)
Other expense, net	$(5)	$(5)	$—	—	$(7)	$(2)	$5	(71)%

Other expense, net remained flat for the in the third quarter of 2023, compared to the same period of 2022. The decrease in other expense, net for the first nine months of 2023, compared to the same period of 2022, was primarily due to unrealized currency losses.

Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change

	(in millions)				(in millions)
Interest income	$5	$23	$18	360%	$7	$57	$50	714%

The increase in interest income in the third quarter and the first nine months of 2023, compared to the same periods of 2022, were primarily due to higher average interest rates earned on our cash and cash equivalents, restricted cash and cash equivalents, and short-term investments.

Benefit from income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2023	$ Change	% Change	2022	2023	$ Change	% Change

	(in millions)				(in millions)
Benefit from income taxes	$(3)	$(440)	$(437)	NM	$(2)	$(376)	$(374)	NM
___________
“NM” - not meaningful

The increase in the benefit from income taxes during the third quarter of 2023 and the first nine months of 2023, compared to the same periods of 2022, were primarily driven by the tax benefit related to the recognition of stock-based compensation expense, including certain restructurings, associated with the vested RSUs as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of our registration statement on Form S-1 in connection with our IPO during the three months ended September 30, 2023. Additionally, in the first nine months of 2023, there was no longer a valuation allowance in the United States given its release during the fourth quarter of 2022.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

We use Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, Adjusted EBITDA margin, adjusted cost of revenue, adjusted operations and support expense, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, and adjusted total operating expenses in conjunction with GAAP measures to assess performance, to inform the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to discuss our business and financial performance with our board of directors. We believe that these non-GAAP financial measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these non-GAAP financial measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these non-GAAP financial measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.

Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Thus, our Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, Adjusted EBITDA margin, adjusted cost of revenue, adjusted operations and support expense, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, and adjusted total operating expenses should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, Adjusted EBITDA margin, adjusted cost of revenue, adjusted operations and support expense, adjusted research and development expense, adjusted sales and marketing expense, adjusted general and administrative expense, and adjusted total operating expenses in conjunction with their respective most directly comparable financial measure calculated in accordance with GAAP.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other income (expense), net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) certain payroll taxes related to stock-based compensation expense incurred in connection with our IPO (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) acquisition-related expenses, and (x) non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.

We include Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance and the operating leverage in our business. Because Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin facilitate internal comparisons of our historical operating performance, including as an indication of our revenue growth and operating efficiencies when compared to GTV and revenue over time, we use them to evaluate the effectiveness of our strategic initiatives and for business planning purposes. We also believe that Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin, when taken collectively, may be useful to investors because they provide consistency and comparability with past financial performance, so that investors can evaluate our operating efficiencies by excluding certain items that may not be indicative of our business, results of operations, or outlook. In addition, we believe Adjusted EBITDA is widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of operational performance.

Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin should not be considered as alternatives to net income (loss), net income (loss) as a percent of GTV, net income (loss) as a percent of revenue, or any other measure of financial performance calculated and presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin rather than net income (loss), net income (loss) as a percent of GTV, and net income (loss) as a percent of revenue, which are the most directly comparable GAAP measures. Some of these limitations are that each of Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin:

•excludes stock-based compensation expense;

•excludes certain payroll taxes related to stock-based compensation expense incurred in connection with our IPO;

•excludes depreciation and amortization expense, and although these are non-cash expenses, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;

•does not reflect the positive or adverse adjustments related to the reserve for sales and other indirect taxes or certain legal regulatory accruals and settlements;

•does not reflect interest income which increases cash available to us;

•does not reflect other income that may increase cash available to us;

•does not reflect other income and expense that includes unrealized and realized gains and losses on foreign currency exchange; and

•does not reflect provision for or benefit from income taxes that reduces or increases cash available to us.

Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure. Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
Net income (loss)	$36	$(1,999)	$(38)	$(1,757)
Add (deduct):
Benefit from income taxes	(3)	(440)	(2)	(376)
Interest income	(5)	(23)	(7)	(57)
Other expense, net	5	5	7	2
Depreciation and amortization expense	8	11	23	33
Stock-based compensation expense	10	2,605	23	2,614
Certain payroll taxes related to stock-based compensation (1)	—	24	—	24
Certain legal and regulatory accruals and settlements, net (2)	18	—	37	(6)
Reserves for sales and other indirect taxes (3)	(2)	(23)	(2)	(34)
Acquisition-related expenses	7	—	8	(4)
Other (4)	—	3	5	3
Adjusted EBITDA	$74	$163	$54	$442
GTV	$7,080	$7,494	$21,436	$22,431
Net income (loss) as a percent of GTV	0.5%	(26.7)%	(0.2)%	(7.8)%
Adjusted EBITDA as a percent of GTV	1.0%	2.2%	0.3%	2.0%
Revenue	$668	$764	$1,794	$2,239
Net income (loss) as a percent of revenue	5%	(262)%	(2)%	(78)%
Adjusted EBITDA margin	11%	21%	3%	20%
___________
(1) Represents employer payroll taxes related to the vesting and net settlement of certain RSUs, vesting of certain restricted stock, and net exercise of certain stock options in connection with our IPO.
(2) Represents certain legal, regulatory, and policy expenses related to worker classification matters.
(3) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(4) Represents non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock.

Adjusted Cost of Revenue

We define adjusted cost of revenue as cost of revenue excluding depreciation and amortization expense and stock-based compensation expense. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature.

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
Cost of revenue	$183	$203	$540	$569
Adjusted to exclude the following:
Depreciation and amortization expense	(4)	(7)	(13)	(19)
Stock-based compensation expense	—	(17)	—	(17)
Adjusted cost of revenue	$179	$179	$527	$533

Adjusted Operations and Support

We define adjusted operations and support expense as operations and support expense excluding depreciation and amortization expense, stock-based compensation expense, and certain payroll taxes related to stock-based compensation. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature. We exclude certain payroll taxes related to the cumulative net settlement of certain equity awards upon our IPO as it is not indicative of our operating performance.

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
Operations and support	$57	$145	$187	$273
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	—	(2)	(2)
Stock-based compensation expense	—	(85)	—	(85)
Certain payroll taxes related to stock-based compensation (1)	—	(2)	—	(2)
Adjusted operations and support	$56	$58	$185	$184
___________
(1) Represents employer payroll taxes related to the vesting and net settlement of certain RSUs in connection with our IPO.

Adjusted Research and Development

We define adjusted research and development expense as research and development expense excluding depreciation and amortization expense, stock-based compensation expense, certain payroll taxes related to stock-based compensation, and acquisition-related expenses. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature and we exclude certain payroll taxes related to the cumulative net settlement of certain equity awards upon our IPO and acquisition-related expenses as they are not indicative of our operating performance.

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
Research and development	$127	$1,850	$370	$2,107
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)	(3)	(3)
Stock-based compensation expense	(3)	(1,711)	(10)	(1,715)
Certain payroll taxes related to stock-based compensation (1)	—	(14)	—	(14)
Acquisition-related expenses	(1)	—	(1)	—
Adjusted research and development	$122	$124	$356	$375
___________
(1) Represents employer payroll taxes related to the vesting and net settlement of certain RSUs in connection with our IPO.

Adjusted Sales and Marketing

We define adjusted sales and marketing expense as sales and marketing expense excluding depreciation and amortization expense, stock-based compensation expense, certain payroll taxes related to stock-based compensation, and acquisition-related expenses. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature and we exclude certain payroll taxes related to the cumulative net settlement of certain equity awards upon our IPO and acquisition-related expenses as they are not indicative of our operating performance.

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
Sales and marketing	$172	$455	$488	$782
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(2)	(3)	(6)
Stock-based compensation expense	(1)	(292)	(3)	(294)
Certain payroll taxes related to stock-based compensation (1)	—	(2)	—	(2)
Acquisition-related expenses	(1)	—	(1)	4
Adjusted sales and marketing	$169	$159	$481	$484
___________
(1) Represents employer payroll taxes related to the vesting and net settlement of certain RSUs in connection with our IPO.

Adjusted General and Administrative

We define adjusted general and administrative expense as general and administrative expense excluding depreciation and amortization expense, stock-based compensation expense, certain payroll taxes related to stock-based compensation, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, non-capitalizable expenses related to the public listing of our common stock, and issuance costs related to the issuance of the Series A Preferred Stock. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude certain payroll taxes related to the cumulative net settlement of certain equity awards upon our IPO, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, non-capitalizable expenses related to the public listing of our common stock, and issuance costs related to the issuance of our Series A Preferred Stock as these are not indicative of our operating performance.

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
General and administrative	$96	$568	$249	$696
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)	(2)	(3)
Stock-based compensation expense	(6)	(500)	(10)	(503)
Certain payroll taxes related to stock-based compensation (1)	—	(6)	—	(6)
Certain legal and regulatory accruals and settlements, net (2)	(18)	—	(37)	6
Reserves for sales and other indirect taxes (3)	2	23	2	34
Acquisition-related expenses	(5)	—	(6)	—
Other (4)	—	(3)	(5)	(3)
Adjusted general and administrative	$68	$81	$191	$221
___________
(1) Represents employer payroll taxes related to the vesting and net settlement of certain RSUs, vesting of certain restricted stock, and net exercise of certain stock options in connection with our IPO.
(2) Represents certain legal, regulatory, and policy expenses related to worker classification matters.
(3) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(4) Represents non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock.

Adjusted Total Operating Expenses

We define adjusted total operating expenses as the sum of adjusted operations and support expense, adjusted research and development expense, adjusted sales and marketing expense, and adjusted general and administrative expense. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude certain payroll taxes related to the cumulative net settlement of certain equity awards upon our IPO, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, non-capitalizable expenses related to the public listing of our common stock, and issuance costs related to the issuance of our Series A Preferred Stock as these are not indicative of our operating performance.

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

	(in millions)
Total operating expenses	$452	$3,018	$1,294	$3,858
Adjusted to exclude to the following:
Depreciation and amortization expense	(4)	(4)	(10)	(14)
Stock-based compensation expense	(10)	(2,588)	(23)	(2,597)
Certain payroll taxes related to stock-based compensation (1)	—	(24)	—	(24)
Certain legal and regulatory accruals and settlements, net (2)	(18)	—	(37)	6
Reserves for sales and other indirect taxes (3)	2	23	2	34
Acquisition-related expenses	(7)	—	(8)	4
Other (4)	—	(3)	(5)	(3)
Adjusted total operating expenses	$415	$422	$1,213	$1,264

(1) Represents employer payroll taxes related to the vesting and net settlement of certain RSUs, vesting of certain restricted stock, and net exercise of certain stock options in connection with our IPO.
(2) Represents certain legal, regulatory, and policy expenses related to worker classification matters.
(3) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(4) Represents non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock.

Liquidity and Capital Resources

In September 2023, we completed our IPO which resulted in aggregate net proceeds of $392 million, net of underwriting discounts and deferred offering costs. We also received proceeds of $175 million for the issuance and sale of 5,833,333 shares of our Series A Preferred Stock in a private placement immediately subsequent to our IPO. We recognized $2.6 billion of stock-based compensation expense associated with the vested RSUs and certain shares of vested restricted stock, as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of our registration statement on Form S-1 in connection with our IPO. To meet the related tax withholding requirements, for the net settlement, net exercise, and cancellation and repurchase, as applicable, of the vested RSUs, certain vested stock options, and the shares of vested restricted stock, we withheld or cancelled, as applicable, 20,810,882 of the 43,052,572 shares underlying such equity awards, resulting in the net issuance of 22,241,690 shares of common stock. Based on an IPO price of $30.00 per share, our tax withholding obligation was $570 million, which we paid during the three months ended September 30, 2023.

Since our founding, we have financed our operations primarily through the net proceeds we have received from the issuance of equity securities and through fees received from retailers, customers, and brands. As of September 30, 2023, we had cash and cash equivalents of $2.0 billion and marketable securities of $56 million which were primarily held for working capital purposes.

Since our founding, we have primarily generated losses from our operations as reflected in our accumulated deficit of $2.7 billion as of September 30, 2023. While we generated positive cash flows from operating activities during the year ended December 31, 2022 and the nine months ended September 30, 2023, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

Our working capital and operating cash flows may fluctuate significantly from period to period as a result of new initiatives and the timing of payments made to and/or received from retailers, shoppers, and vendors. In particular, certain transaction types, such as those involving EBT SNAP and alcohol sales, may result in longer collection cycles. Additionally, we make substantial weekly payments to shoppers on Tuesdays for services delivered on Instacart. As a result, we expect our reported cash and cash flows from operating activities to be impacted based on the day of the week of each reporting period. Furthermore, due to the timing of funding to a certain payment card issuer, we may experience an increase in short-term liabilities based on the day of the week of each reporting period.

In November 2023, our Board of Directors approved a share repurchase program with authorization to purchase up to an aggregate of $500 million of our common stock. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and beyond. However, our future cash requirements will depend on many factors, including our growth rate, the timing and the amount of cash received from retailers, customers, and brands, the timing and extent of spending to support our research and development efforts as well as sales and marketing activities, the introduction of enhancements, the continuing market adoption of Instacart, and the volume and timing of our share repurchases. In addition, we may enter into additional or expanded customer, retailer, brand, or other relationships, as well as agreements to acquire or invest in complementary businesses, products, teams, and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional financing sooner than we currently anticipate. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. In particular, recent volatility in the global financial markets, including due to heightened inflation and rising interest rates and other macroeconomic conditions, geopolitical events, such as the military conflict involving Russia and Ukraine and economic sanctions imposed on Russia and Belarus, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2023

	(in millions)
Net cash provided by operating activities	$228	$353
Net cash provided by investing activities	70	146
Net cash provided by financing activities	35	6

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities was $353 million, which consisted of net loss of $1,757 million, adjusted for certain non-cash items of $2,279 million, and net cash outflows from changes in operating assets and liabilities of $169 million. The non-cash items primarily consisted of stock-based compensation expense of $2,614 million, deferred income taxes of $394 million, depreciation and amortization expense of $33 million, and bad debt expense of $18 million. The net cash outflows from changes in our operating assets and liabilities were primarily due to a $108 million decrease in accrued and other current liabilities, a $38 million decrease in other long-term liabilities, a $31 million decrease in accounts payable, and a $17 million increase in accounts receivable, partially offset by a $14 million decrease in prepaid expenses and other assets, and a $22 million increase in deferred revenue. These cash inflows were primarily due to timing of customer and vendor payments.

For the nine months ended September 30, 2022, net cash provided by operating activities was $228 million, which consisted of net loss of $38 million, adjusted for certain non-cash items of $68 million, and net cash inflows from changes in operating assets and liabilities of $198 million. The non-cash items primarily consisted of depreciation and amortization expense of $23 million and stock-based compensation expense of $23 million. The net cash inflows from changes in our operating assets and liabilities were primarily due to a $122 million decrease in accounts receivable, a $73 million increase in accrued and other current liabilities, and a $36 million increase in deferred revenue, partially offset by a $19 million increase in prepaid expenses and other assets. These cash inflows were primarily due to timing of collection of accounts receivable.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, net cash provided by investing activities was $146 million, comprised primarily of maturities of marketable securities of $274 million, partially offset by purchases of marketable securities of $90 million, and purchases of property and equipment, including capitalized internal-use software of $38 million.

For the nine months ended September 30, 2022, net cash provided by investing activities was $70 million, comprised primarily of maturities of marketable securities of $344 million, partially offset by purchases of marketable securities of $158 million, acquisitions of businesses, net of cash acquired of $93 million, and purchases of property and equipment, including capitalized internal-use software of $21 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $6 million, comprised primarily of $401 million of proceeds from the issuance of common stock upon IPO, net of underwriting discounts and $175 million of proceeds from the issuance of our Series A Preferred Stock, partially offset by $570 million of tax withholding paid related to the net share settlement of equity awards.

For the nine months ended September 30, 2022, net cash provided by financing activities was $35 million, comprised primarily of proceeds of $34 million from the exercise of non-voting common stock warrants.

Contractual Obligations and Commitments
Operating leases. Our operating lease commitments primarily include corporate offices. As of December 31, 2022, we had fixed lease payment obligations of $53 million, with $15 million to be paid within 12 months and the remainder thereafter. For additional discussion on our operating leases, see Note 10 — Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Non-cancellable purchases. Our non-cancellable purchase commitments are primarily related to infrastructure service contracts for technology platforms. As of September 30, 2023, we had non-cancellable purchase obligations of $67 million, with $38 million to be paid within 12 months and the remainder thereafter.
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.
There have been no material changes to our critical accounting policies and estimates as described in our Prospectus, except as described below.

Stock-Based Compensation
Stock-based compensation expense for RSUs and certain restricted stock with service-based and performance-based vesting conditions is recognized on an accelerated attribution method over the requisite service period, which is generally four years, and only if performance-based vesting conditions are considered probable to be satisfied. The liquidity event-based vesting condition was satisfied upon the effective date of our registration statement on Form S-1 in connection with our IPO. On that date, we recorded cumulative stock-based compensation expense using the accelerated attribution method for RSUs and certain restricted stock subject to the liquidity event-based vesting condition for which the service-based vesting condition had been fully or partially satisfied. The remaining unrecognized stock-based compensation expense related to the RSUs will be recorded over their remaining requisite service periods. For awards granted with only service-based vesting conditions, stock-based compensation expense will be recognized equal to the grant date fair value on a straight-line basis over the requisite service period of the awards.
Recent Accounting Pronouncements
See Note 2 — Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and exchange risk, interest rate risk, and inflation risk as follows:

Foreign Currency and Exchange Risk
We transact business globally in multiple currencies, with the vast majority of our cash generated from revenue denominated in U.S. dollars and a small amount denominated in Canadian dollars, Australian dollars, and Chinese yuan. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar.

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

As of September 30, 2023, we had cash and cash equivalents of $2,010 million and marketable securities of $56 million invested in a variety of securities, including U.S. government and agency securities, corporate debt securities, commercial paper, and money market funds. In addition, we had $94 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a custodial bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of September 30, 2023.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than as a result of its impact on the general economy. However, we are operating in a more volatile inflationary environment due to macroeconomic conditions and have limited data and experience doing so in our history, particularly at our scale. The principal inflationary factors affecting our business are higher prices of products offered by retail partners through Instacart, including due to higher raw material costs, shipping and freight costs, elevated fuel prices that are borne by our partners, and customers purchasing fewer items on average per order. Higher retailer prices, resulting in increased grocery costs and reduced consumer discretionary spending have negatively impacted consumer demand for online grocery as consumers return to in-store shopping to save on service and delivery fees and also have reduced order frequency, driven lower order volumes, and impacted average order values. As a result, we have experienced and expect to continue experiencing lower growth in GTV and orders, which would negatively impact our revenue and margin. Customers have and may continue to reduce spending on more premium products, and our brand partners have and may continue to reduce their overall advertising budgets, either of which could harm our revenue and margin. Customers have and may continue to reduce the number of items purchased overall, which has produced fulfillment efficiencies in the short term but may harm our revenue and margin as inflationary pressures subside. We may also not be able to fully offset higher costs through operational efficiencies or price increases. Increased fuel prices as a result of supply chain and other macroeconomic factors may also result in fewer shoppers or reduced shopper activity. While we have previously implemented certain shopper incentives in response to these factors, persistent or increased shopper shortages may require us to reintroduce or further increase shopper incentives to ensure sufficient shoppers are available to meet demand or provide additional customer incentives or refunds due to shopper delays or incorrect orders, which have historically occurred and reduce our revenue and profitability.

Certain of our new offerings focused on value and affordability, such as the addition of discount grocers to Instacart, continued customer promotions, no rush delivery, Instacart+ members-only discounts, and acceptance of other payment options may improve customer accessibility to online grocery and help offset pricing challenges faced by customers due to inflationary pressures and customer fees. However, we cannot predict whether such offerings will offset or mitigate the negative impacts of inflationary pressures to our business, such as general reductions in discretionary spending by customers. Our inability or failure to address challenges relating to inflation could harm our business, financial condition, and results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Independent Contractor Classification Matters

We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations and audits, and other legal and regulatory proceedings at the federal, state, and municipal levels in the United States and other jurisdictions in which we operate, challenging the classification of full-service shoppers as independent contractors, and claims that, by the alleged misclassification, we have violated various employment and other laws that would apply to employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us.

For example, on September 13, 2019, the San Diego City Attorney filed a complaint in San Diego County Superior Court on behalf of the people of the State of California alleging unfair competition claims related to contractor misclassification. On January 27, 2023, the case was resolved via a stipulated judgment that required Instacart to pay $46.5 million and the city, acting on behalf of the People of the State of California, released its claims from September 13, 2015 to the settlement’s effective date. The city also agreed not to sue or seek injunctive relief for periods after the effective date until Proposition 22 is declared unconstitutional. If Proposition 22 is unconstitutional, the city must meet and confer with Instacart before filing a new lawsuit. We are also currently involved in several putative class and collective actions, thousands of alleged individual claims, including those brought or threatened to be brought in arbitration or compelled to arbitrate pursuant to our Independent Contractor Agreement, and matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that we misclassified shoppers as independent contractors and related claims. None of the putative class or collective actions have progressed to or resulted in class certification. Those involving misclassification are stayed pending prior-filed cases or have motions to compel individual arbitration pending in court.

We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable, including due to the timing of any lifting of existing stays or the timing and final amounts of settlements with adverse parties, and our chances of success on the merits for any proceeding remain uncertain. In particular, an adverse ruling in connection with any misclassification class action may negatively impact our chances of success on the merits or settlement negotiation posture for our other outstanding misclassification claims and proceedings. As a result, such legal proceedings, individually or in the aggregate, could have a material impact on our business, financial condition, and results of operations. While we have accrued a legal reserve balance of $56 million as of September 30, 2023 relating to these misclassification claims and proceedings, as further described in Note 10 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, any actual losses incurred in connection with these claims against us may differ from the initial estimates of loss, including as a result of settlement negotiations, and such differences could be material. Regardless of the outcome, litigation and arbitration of these matters could have an adverse impact on us because of defense and settlement costs, individually and in the aggregate, diversion of management resources, and other factors.

We also anticipate future claims, lawsuits, arbitration proceedings, administrative actions, and government investigations and audits in various jurisdictions challenging our classification of shoppers as independent contractors and not employees. In California, Proposition 22 was expected to provide more legal certainty over the classification of full-service shoppers on Instacart from the time it became effective on December 16, 2020. However, on August 20, 2021, a judge in Alameda County Superior Court granted a writ that ordered the State of California not to enforce Proposition 22 on the ground that it is unconstitutional. On March 13, 2023, the appellate court largely reversed the superior court and effectively upheld Proposition 22. Plaintiffs have appealed the decision to the California Supreme Court. If the appellate court ruling is reversed by the California Supreme Court, we will face continued legal uncertainty over whether we can properly classify a shopper as an independent contractor in California. Even if Proposition 22 is determined to be enforceable, we may still face allegations that certain of our business practices do not satisfy all of the elements of Proposition 22. While we have not concluded that an adverse ruling relating to Proposition 22 is probable and cannot estimate the potential impact of such a ruling for purposes of our condensed consolidated financial statements, an adverse ruling may result in additional legal proceedings that could result in additional contingency reserves for purposes of our financial statements and would have an adverse impact on us because of defense and settlement costs, individually and in the aggregate, diversion of management resources, and other factors. Further, while we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits. For more information, see the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—If the contractor status of shoppers who use Instacart is successfully challenged, or if additional requirements are placed on our engagement of independent contractors, we may face adverse business, financial, tax, legal, and other consequences.”

We are also involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions, in California, New York, Washington, Pennsylvania, Wisconsin, New Jersey, Florida, and Alaska. We believe that we comply with applicable requirements and that shoppers are properly classified as independent contractors; therefore, we dispute that we are obligated to provide such additional benefits under state law and plan to vigorously contest any adverse assessment or determination. Our chances of success on the merits are still uncertain, such that any reasonably possible loss or range of loss cannot be estimated. However, the results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on our business, financial conditions, results of operations, and cash flows.

Other Litigation Matters

In the ordinary course of our business, various parties have from time to time claimed, and may claim in the future, that we are liable for damages related to unpaid wages, missed breaks, premium or overtime pay, hazard pay, inadequate notice under the Worker Adjustment and Retraining Notification Act or its state equivalent, retaliation, denial of or interference with leave of absence, improper application of our paid time off or other policies, discrimination or harassment based on a protected characteristic, wrongful termination, or failure to accommodate a disability. Various parties may also file a charge with the National Labor Relations Board alleging unfair labor practices. Additionally, given the high degree of complexity involved in the interpretation and application of states’ sales and indirect tax rules to our activities, it is possible that tax authorities may question our interpretation of taxability of such activities, and various parties have from time to time filed, and may in the future file, complaints related to our current and historical approach to treatment of our sales tax obligations. As a result, we maintain a reserve related to potential tax, interest, or penalties that may be due, as further described in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Although the results of these claims cannot be predicted with certainty, we believe that these claims, individually or in the aggregate, could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Besides the matters described above, we are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings involving personal injury, intellectual property, including patent infringement, property damage, commercial and contract disputes, unfair competition, and consumer protection claims, including auto-renewal practices, pricing and fees, data protection and privacy, environmental, health and safety, appropriate disclosures of worker and customer rights and entitlements, weights and measures, compliance with regulatory requirements, and other matters. Although the results of these claims, lawsuits, government investigations, and other legal proceedings in which we are involved cannot be predicted with certainty, we believe that none of these matters is likely to have a material impact on our business, financial condition, results of operations, or cash flows. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Further, regardless of final outcomes, any such legal proceedings, claims, and government investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our common stock could decline, and you may lose some or all of your original investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include the following:
•We have experienced rapid growth, operational and strategic expansion, and related impacts to margin and profitability in recent periods. Such historical trends, including growth rates, may not continue in the future.
•We have a history of losses, and we may be unable to sustain profitability or generate profitable growth in the future.
•We have a limited history operating our business at its current scale, scope, and complexity in an evolving market and economic environment, which makes it difficult to plan for future operations and strategic initiatives, predict future results, and evaluate our future prospects and the risks and challenges we may encounter.
•If we fail to cost-effectively acquire new customers or increase the engagement of our existing customers, including through effective marketing strategies, our business would be harmed.
•The success of our business is dependent on our relationships with retailers. The loss of one or more of our retail partners or reduction in their engagement with Instacart could harm our business.
•We are still in the early stages of building our Instacart Ads offerings. If we fail to grow our advertising revenue, our business, financial condition, and results of operations would be negatively impacted.
•The markets in which we participate are highly and increasingly competitive, with well-capitalized and better-known competitors, some of which are also partners. If we are unable to compete effectively, our business and financial prospects would be adversely impacted.
•If we fail to cost-effectively engage shoppers on Instacart, or attract and retain shoppers, our business could be harmed.
•The COVID-19 pandemic had a significant impact on our business, and there is uncertainty regarding its future impact and the impact of any future public health outbreaks on our business, operations, and the markets and communities in which we, consumers, retailers, brands, and shoppers operate.
•Mergers or other strategic transactions by competitors or retailers could weaken our competitive position and adversely affect our business.
•The failure to achieve increased market acceptance of online grocery shopping and our offerings could seriously harm our business.
•If the contractor status of shoppers who use Instacart is successfully challenged, or if additional requirements are placed on our engagement of independent contractors, we may face adverse business, financial, tax, legal, and other consequences.
•The trading price of our common stock may be volatile and could decline significantly and rapidly. You may be unable to sell your shares of common stock at or above the price at which you purchased them.

Risks Related to Our Business and Industry

We have experienced rapid growth, operational and strategic expansion, and related impacts to margin and profitability in recent periods. Such historical trends, including growth rates, may not continue in the future.

We have grown rapidly over the last several years. Our GTV increased from $5,144 million for the year ended December 31, 2019 to $28,826 million for the year ended December 31, 2022, a CAGR of 78%, and our revenue increased from $214 million for the year ended December 31, 2019 to $2,551 million for the year ended December 31, 2022, a CAGR of 128%. Our recent rapid growth has also resulted in increased costs as we expanded our operations to scale our business and address increased customer demand.

Our recent rapid growth and related changes to our business and operations have been driven in part by the rapid evolution of the online grocery shopping industry, as well as the other retail categories in which we operate, which may not develop as we expect. In particular, our growth rate was impacted significantly by the increase in demand for online grocery shopping driven primarily by the COVID-19 pandemic, which led to significant demand for our offerings. However, our growth rates have decreased from what we experienced during the COVID-19 pandemic and subsequent variant outbreaks and may continue to decrease. The growth rates we experienced at and following the outset of the COVID-19 pandemic are not likely to recur, and the increased demand for our offerings and the growth of the online grocery industry as a whole that was generated by the effects of the pandemic has decreased since 2020 and could further decrease from current levels, as the circumstances that accelerated the growth of our business during the pandemic have subsided and continue to subside. For example, many consumers have returned to shop in-store for themselves or changed their online ordering habits, and such changes to consumer behavior may also cause retailers to reduce their engagement with Instacart if they perceive these changes to decrease the economic benefit they derive from partnering with us. Consumer shopping behavior has also been impacted, and may continue to be impacted, by macroeconomic trends, such as inflation and elevated interest rates and any associated decrease in consumer discretionary income. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures, as well as the cessation of government aid available during the COVID-19 pandemic, have adversely impacted, and may continue to adversely impact customer retention and engagement. These macroeconomic factors have also resulted in customers purchasing fewer items per order, which has offset higher grocery prices due to inflation and may decrease average order values if and when prices normalize. Further, we have increased, and may continue to increase, our sales and marketing campaigns and customer incentive initiatives to continue engaging existing customers and acquire new customers, which may initially reduce our revenue and profitability and may not be successful in growing our revenue or maintaining or increasing profitability. We also expect future trends in our revenue, margin, and profitability to vary in ways that we may not anticipate or predict, including as we experience shifts in revenue mix and customer preferences in fulfillment options, changes in consumer use cases (including as we introduce new use cases), and changes in average order value. These variations may be driven by external factors, such as the subsiding impact of the COVID-19 pandemic as well as macroeconomic conditions, such as inflation, and our strategic initiatives, such as investments in new technologies and offerings, the focus on increasing GTV from Instacart+ members, and our strategic focus on further scaling our operations to improve our margin and profitability. New public health outbreaks may also result in temporary increases in demand for our offerings that may not be sustained once the outbreak is contained. Further, our margin and profitability may be negatively impacted during such periods if we do not adequately anticipate such demand to cost-effectively address the increase in customer activity, such as through shopper incentives. We cannot be certain whether we will drive greater engagement from new customers, retailers, or brands or maintain the current level of demand for our offerings over the long term, nor can we anticipate the degree of impact that the subsiding effects of the COVID-19 pandemic will have on the number of retailers, brands, or shoppers who are active on Instacart. Overall growth of our GTV and revenue depends in part on our ability to manage changes to our business and operations, in particular those changes driven by the COVID-19 pandemic, especially as its impact continues to subside. As a result of the foregoing, our recent growth rates and financial performance should not necessarily be considered indicative of our future performance and results of operations.

Our metrics, including GTV and revenue, may also decline or fluctuate in the future as a result of other factors, including macroeconomic factors, increasing competition, strategic initiatives, and the maturation of our business, among others. Overall growth of our GTV, revenue, gross margin, and profitability depends on a number of factors, including our ability to:

•attract new customers, retailers, brands, and shoppers, including through effective pricing of our offerings, and sustain and expand our relationships with existing customers, retailers, brands, and shoppers;
•accurately forecast our revenue and plan our operating expenses and investments for future growth;

•successfully compete with other companies that are currently in, or may in the future enter, the markets in which we compete, and respond to developments from these competitors such as pricing changes and the introduction of new services;
•hire, integrate, and retain talented sales, customer service, engineering, and other personnel;
•comply with existing and new laws and regulations applicable to our business;
•successfully expand in existing markets and enter new markets, including new geographies, adjacent retail categories, and new fulfillment methods;
•increase the adoption of our Instacart+ membership program to drive increased customer engagement;
•successfully launch new offerings and enhance Instacart and its features and use cases, including in response to new trends or competitive dynamics or the needs of customers, retailers, brands, and shoppers;
•increase the revenue generated by our Instacart Ads offerings;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our offerings;
•avoid interruptions or disruptions in our services;
•provide customers, retailers, brands, and shoppers with high-quality support that meets their needs;
•effectively manage growth of our infrastructure, personnel, and operations, particularly if our workforce becomes increasingly distributed as a result of our hybrid workforce model, which we refer to as our Flex First workforce model, that permits employees to elect to work remotely on an indefinite basis;
•effectively manage our costs related to our fulfillment methods; and
•maintain and enhance our reputation and the value of our brand.
As a result, you should not rely on our GTV, revenue growth rate, or other key business metrics for any prior quarterly or annual period as an indication of our future performance.

We also expect to continue to expend substantial financial and other resources to grow our business, and we may fail to allocate our resources in a manner that results in increased GTV or revenue growth or improved margin. In addition, the effectiveness of certain strategies that we have historically relied upon to drive growth in GTV and revenue, such as through attracting new retailers to our platform, have declined and may continue to decline as the scale of our business increases. If our GTV or revenue growth rates decline or our margin is negatively impacted, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

We have a history of losses, and we may be unable to sustain profitability or generate profitable growth in the future.

Although we recently began generating profit, with net income of $428 million for the year ended December 31, 2022 (including a $358 million tax benefit from the release of our valuation allowance on our deferred tax assets in the United States), we have historically experienced significant net losses, including net losses of $70 million and $73 million for the years ended December 31, 2020 and 2021, respectively. In addition, we experienced a net loss of $1,757 million for the nine months ended September 30, 2023 and expect to experience a net loss for the fiscal year ended December 31, 2023, primarily as a result of stock-based compensation expense we recognized in connection with the vesting of certain RSUs and vesting of restricted stock in connection with our IPO. As of December 31, 2022, we had an accumulated deficit of $977 million. We will need to sustain or increase revenue while managing our costs to sustain or increase profitability.

Our ability to generate profit is highly impacted by growth in our diversified revenue streams and our ability to drive operational efficiencies in our business. For example, an important driver of our ability to sustain and increase profitability is the growth of our advertising solutions. The growth rate of our advertising revenue has fluctuated and is expected to decrease, including due to the adverse effects of unfavorable macroeconomic conditions. Our efforts to maintain and increase our profitability may not succeed due to factors such as evolving consumer behavior trends in grocery shopping, including as the effects of the COVID-19 pandemic on demand for online grocery subside, the impacts of future public health outbreaks, customer engagement and retention, changes in our revenue mix, the costs associated with complying with evolving regulatory regimes, including costs associated with order fulfillment, collection and credit risks, our ability to hire and retain highly skilled personnel, unfavorable macroeconomic conditions, our ability to effectively scale our operations, and the continuing evolution of the online grocery industry, many of which are beyond our control.

Our ability to generate profit also depends on our ability to manage our costs. We have expended and expect to continue to expend substantial financial and other resources to:

•increase the engagement of customers, retailers, brands, and shoppers;
•drive adoption of Instacart through marketing and incentives and increase awareness through brand campaigns;
•enhance Instacart with new offerings, use cases, including Instacart Health and Instacart Business, fulfillment options, member benefits, such as waived delivery fees, lower service fees, and credit back on eligible pickup orders for Instacart+ members, and functionality, including through strategic investments and expanded technologies, such as Connected Stores; and
•invest in our operations to continue scaling our business to achieve and sustain long-term efficiencies.
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives may also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the online grocery industry. Any failure to adequately increase revenue or manage operating costs could prevent us from sustaining or increasing profitability. Expansion of our offerings to include new use cases, additional technologies, fulfillment options, additional geographic markets, or retail categories adjacent to grocery, may initially harm our profitability. For example, we have and may continue to make concessions to retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. These retailer concessions negatively impact our revenue and financial results and the process for determining and quantifying the impact of these concessions requires judgment and estimates. As a result, the impact of retailer concessions on our financial results may continue into future periods or have higher impacts than we anticipate. We may also incur higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in grocery shopping, including as a result of the subsiding effects of the COVID-19 pandemic. For example, our sales and marketing expenses as well as customer incentive costs have increased and may continue to increase in the near term. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the shopping experience, and optimize costs such as shopper earnings, payment processing, customer and shopper support, and shopper acquisition and onboarding costs. We have expanded gross margin through these efficiencies in the past but expect the pace of such expansion to decrease in the future. We will also face greater compliance costs associated with the increased scope of our business and being a public company.

In addition, we have granted RSUs and restricted stock to our employees and directors, which vest upon the satisfaction of both a service-based and liquidity event-based vesting conditions. Following the effectiveness of our registration statement in connection with our IPO , the liquidity event-based vesting condition for certain of our RSUs and restricted stock was satisfied and we began recording stock-based compensation expense for such RSUs and restricted stock based on the grant date fair value using the accelerated attribution method. Prior to September 30, 2023, no stock-based compensation expense had been recognized for such RSUs and restricted stock as the liquidity event-based vesting condition was not probable. In the three months ended September 30, 2023, we recognized $2.6 billion of cumulative stock-based compensation expense, primarily due to the vesting of certain RSUs and restricted stock in connection with the IPO, and we have an additional $711 million of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Stock-based compensation expense related to RSUs and other outstanding equity awards will result in increases in our expenses in future periods.

Additionally, we have expended and may continue to expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs. To satisfy future tax withholding and remittance obligations, we will either (i) withhold shares of our common stock that would otherwise be issued with respect to such RSUs and pay the relevant tax authorities in cash to satisfy such tax obligations or (ii) sell a portion of such shares with a market value equivalent to the tax withholding obligation into the market on the applicable settlement date, with the proceeds of such sales to be delivered to us for us to remit to the relevant taxing authorities. If we implement “sell-to-cover” to satisfy tax withholding obligations, such sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will result in more dilution to our stockholders.

We may encounter unforeseen operating expenses, difficulties, complications, delays, and other factors, including as we expand our business, execute on strategic initiatives, and navigate macroeconomic uncertainty and any future public health concerns or outbreaks, which may result in losses or a failure to generate profitable growth in future periods.

As such, due to these factors and others described in this “Risk Factors” section, we may not be able to sustain profitability or generate profitable growth in the future. If we are unable to sustain or increase profitability, the value of our business and the trading price of our common stock may be negatively impacted.

We have a limited history operating our business at its current scale, scope, and complexity in an evolving market and economic environment, which makes it difficult to plan for future operations and strategic initiatives, predict future results, and evaluate our future prospects and the risks and challenges we may encounter.

We significantly scaled and expanded our business and operations in 2020, 2021, and the first half of 2022, largely in response to the effects of the COVID-19 pandemic, which has led to unprecedented usage of our offerings from new and existing customers and significant changes to the online grocery industry. Accordingly, we have limited experience in, and data and results from, operating our business at its current scale, scope, and complexity and in a rapidly evolving market and economic environment. We also have limited data from, and experience operating our business in, the post-COVID-19 environment and cannot fully predict how businesses, consumers, shoppers, or our partners, including retailers and advertisers, will operate in this environment. As a result, our ability to plan for future operations and strategic initiatives, predict future results of operations, and plan for and model future growth in orders, GTV, revenue, expenses and prospects is subject to significant risk and uncertainty as compared to companies with longer and more consistent operating histories and in more stable macroeconomic environments and industries. In particular, we face risks and challenges relating to our ability to, among other things:

•accurately forecast our orders, GTV and revenue and budget for and manage our expenses;
•attract new customers, retailers, brands, and shoppers and retain or increase the engagement of existing customers, retailers, brands, and shoppers in a cost-effective manner;
•comply with existing and new laws and regulations applicable to our business;
•plan for and manage capital expenditures;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•maintain and enhance the value of our reputation and brand;
•effectively manage our growth as the market for online grocery shopping continues to evolve;
•successfully expand our geographic reach;
•hire, integrate, and retain talented people at all levels of our organization; and
•successfully maintain and enhance Instacart and our technology infrastructure for customers, retailers, brands, and shoppers.
Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer history operating our business at its current scale, scope, and complexity, operated in a more predictable market or regulatory environment, or had more certainty regarding levels of demand for our offerings. We have limited experience operating our business at its current scale but without the demand levels driven by the COVID-19 pandemic and its variant outbreaks, and our future growth will depend heavily on our ability to successfully execute on our strategic initiatives without these factors. For example, as we expanded our business to address increased demand stemming from the COVID-19 pandemic, we introduced new features, use cases (such as convenience and prepared meals), fulfillment options (such as pickup and priority), and functionalities in our offerings, and made strategic investments in new technologies and initiatives, such as Connected Stores. We have also invested heavily in Instacart Ads and grew our number of brand partners. In addition, we have recently invested in new strategic initiatives such as Instacart Health and Instacart Business to expand the scope of our business. Our future growth depends on the perceived value of our expanded offerings as a whole to retailers, customers, shoppers, and brand partners, as well as our ability to balance the effects of various strategic initiatives, including our focus on further scaling our operations to improve our margin and profitability. For example, as we promote Instacart+ to customers to increase customer loyalty and order volume, we may experience lower average order value from such customers. We have limited experience operating this expanded business model and may not be able to accurately predict and plan for the impacts it may have on our growth rates, revenue mix, gross margin and profitability, as well as outside factors that may impact our business model, such as changes in consumer shopping behavior, retailer preferences, competition, and macroeconomic factors.

Our limited history and experience operating our current business may also negatively impact our ability to plan strategic investments and initiatives to further expand our business and offerings, including to support our retail partners, brand partners, shoppers, and customers, certain of which may require significant capital expenditures and future operating expenses that may be difficult to forecast. In addition, existing and future operational and strategic initiatives may have lengthy return on investment time horizons, such as brand marketing campaigns and new marketing and consumer awareness strategies. As a result, we will not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, resulting in high opportunity costs. The online grocery industry and competitive landscape also continue to evolve, which will require us to address shifting competitive pressures and further stresses our ability to plan for operational and strategic initiatives and forecast our future results of operations. We are also devoting significant resources to bolster our capacity and information technology infrastructure, financial and accounting systems and controls, sales and marketing and engineering capabilities, and operations and support infrastructure, as well as to retain, manage, and train employees in geographically dispersed locations to service new and existing customers. We may not successfully accomplish any of these objectives in a timely manner or at all.

We are currently operating in a more volatile macroeconomic environment due to inflation, elevated interest rates, instability in the banking system, and other conditions, and we have limited experience operating our business at its current scale in such an environment or in economic recessions. The principal inflationary factors affecting our business are higher prices of products offered by retail partners through Instacart, including due to higher raw material costs, shipping and freight costs, higher fuel prices that are borne by our partners, and reductions in consumer discretionary spending. Higher retailer prices, resulting in increased grocery costs, reduced consumer discretionary spending, and cessation of emergency EBT SNAP benefit allotments and other aid programs offered by government authorities, negatively impact consumer demand for online grocery as consumers return to in-store shopping to save on service and delivery fees and also reduce order frequency, drive lower order volume, and impact average order values. As a result, we have experienced and expect to continue experiencing lower GTV and orders as well as impacts to average order values, which negatively impact our revenue and margin. These reductions in consumer spending power may continue to be offset by the increase in GTV and average order values that commenced in the second half of 2022 due to higher grocery prices as a result of inflation, but this offsetting effect may dissipate if and when grocery prices begin to normalize. These factors and the magnitude of their effects are expected to cause our average order value to continue fluctuating over the near term. In addition, actual or perceived risk of an economic recession has and may continue to result in customers reducing their spend on more premium products, and our brand partners have reduced and may continue to reduce their overall advertising budgets, either of which may harm our revenue and margin. Customers have also reduced and may continue to reduce the number of items purchased overall, which has produced fulfillment efficiencies in the short term but may harm our revenue, margin, and profitability if and when inflationary pressures subside. We may also not be able to fully offset higher costs through operational efficiencies and/or price increases, and while certain of our new offerings are focused on value and affordability, these initiatives will not fully offset pricing challenges faced by customers and general negative impacts of inflationary pressures. Increased fuel prices as a result of supply chain and other macroeconomic factors may also result in fewer shoppers or reduced shopper activity. While we have previously implemented certain shopper incentives in response to these factors, persistent or increased shopper shortages may require us to reintroduce or further increase shopper incentives to ensure sufficient shoppers are available to meet demand or provide additional customer incentives or refunds due to shopper delays or incorrect orders, which have historically occurred and reduce our revenue and profitability. An economic recession may exacerbate any of these factors and introduce new challenges to our business, which we may not be able to adequately anticipate and plan given our limited experience operating our business at its current scale. Certain of our longer-term strategic initiatives may also be obstructed or have unintended effects in the event of an economic recession, which we may not be able to predict.

You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets, in particular, markets that are or could be materially impacted by significant regulatory changes, global pandemics, and economic recessions such as the online grocery industry. If our assumptions regarding the risks and uncertainties that we consider in planning and operating our business are incorrect or change, or if we do not address these risks and uncertainties successfully, including due to the lack of historical data from and experience in operating our business at its current scale, scope, and complexity as well as the evolution of our business and the online grocery industry driven by impacts of the COVID-19 pandemic and the subsiding effects of the COVID-19 pandemic on demand for online grocery, or other factors, our results of operations could differ materially from our expectations, and our business, financial condition, and results of operations could be adversely affected.

If we fail to cost-effectively acquire new customers or increase the engagement of our existing customers, including through effective marketing strategies, our business would be harmed.

The growth of our business is dependent upon our ability to continue to grow our offerings by cost-effectively increasing our engagement with existing customers and acquiring new customers. If we fail to do so, the value of our offerings will be diminished, and we may have difficulty attracting and engaging retailers and brands. The number of customers and their level of engagement on Instacart may decline materially or fluctuate as a result of many factors, including, among other things:

•dissatisfaction with the operation of, or pricing on, Instacart, including our customer support services;
•the actual or perceived quality of service provided by shoppers, such as picking the wrong item, making a poor substitution for out-of-stock items, failing to deliver items on a timely basis or at all, or customers having negative experiences in their interactions with shoppers, particularly during demand surges;
•macroeconomic uncertainty, inflation, elevated interest rates, supply chain challenges, cessation of government aid available during the COVID-19 pandemic, and actual or perceived risk of economic recession;
•cost of using Instacart, including customer fees, compared to in-store shopping or other alternatives;
•the actual or perceived quality of service, quality, pricing, and availability of products provided by retailers;
•the breadth and variety of retailers that are available to customers on Instacart, including retailers with whom we have a limited or informal arrangement for availability on Instacart;
•future public health outbreaks, or a future outbreak of disease or similar public health concern, as well as a return to pre-COVID shopping behavior;
•negative publicity related to our brand, including as a result of safety incidents and other events;
•actual or perceived public policy positions;
•failure to maintain good relationships with shoppers resulting in fewer shoppers available for customers, particularly during peak demand; or
•dissatisfaction with the user experience on our platform, new and current offerings, or changes we make to our offerings.

Although we believe that many customers originate from word-of-mouth customer acquisition and other non-paid referrals, we expect to continue to expend resources for customer acquisition and engagement, including through offering discounts and running promotions, all of which could impact our overall profitability. We have experienced and may continue to experience decreases in new customer acquisition rates and customer cohort retention, particularly among our customer cohorts acquired during the COVID-19 pandemic and variant outbreaks. These decreases are due to a variety of factors, including, to a large extent, the subsiding impact of the COVID-19 pandemic and variant outbreaks on demand for online grocery as well as macroeconomic uncertainty, actual or perceived risks of economic recession, cessation of government aid, and inflation. Other factors may include the increasing initial size of our customer cohorts as our business scales and the increasing demographic diversity of our customer base. As a result, we have increased and may continue to increase our customer acquisition spend, including incentives, paid marketing, and brand marketing campaigns to acquire new customers and increase the engagement of our existing customers, which may harm our margin and profitability and our efforts to drive efficiencies in our operating expenses. If we are not successful in our marketing efforts, we may not be able to retain our existing customers or convert first-time customers, including those using customer incentives such as discount promotions, into customers who regularly use and engage with our offerings. We may also fail to achieve or maintain sufficient customer engagement with our platform due to inflationary or recessionary economic pressures that result in decreases in consumer discretionary income, particularly as government aid provided in connection with the pandemic ends, as well as other shifts in consumer shopping behaviors. As the effects of the COVID-19 pandemic and its variants subside, including the cessation of government aid, it is increasingly important to our business and its ability to grow for consumers to perceive long-term value from Instacart versus in-store shopping or less costly alternatives, particularly for lower income consumers. Further, we may not be able to accurately assess the effectiveness of our marketing campaigns and strategies in acquiring new customers or increasing existing customer engagement for several periods. The effectiveness of our marketing strategies may also be obfuscated due to temporary or periodic external factors, such as future public health outbreaks, macroeconomic factors, and changes in the regulatory landscape. Further, we have limited experience designing and conducting large scale brand marketing campaigns and consumer awareness strategies in the context of the evolving online grocery industry and competitive landscape and shifting consumer preferences. Failure to effectively design and conduct such campaigns and strategies may negatively impact our ability to acquire new customers and increase engagement with existing customers, which would harm our revenue growth and business. Even if we are successful in attracting new customers or reengaging customers that have stopped using Instacart, such customers may have overall decreased engagement with Instacart or total spend, including due to macroeconomic factors such as higher inflation, a shift toward lower GTV or margin use cases such as convenience or pickup orders, and the subsiding effects of the COVID-19 pandemic. Consumers also have different grocery needs and preferences depending on demographics, and these priorities may shift as they age. We face heavy competition for consumers in certain demographics, including those in younger age groups who prioritize use cases, features, and fulfillment options that are different from customers in older age groups, such as convenience and specific product categories, as well as those in different income groups who may prioritize value over convenience or selection. If we do not successfully address the current and future needs of consumers in different demographics, primarily certain age and income groups, including through brand marketing campaigns and introduction and promotion of relevant use cases, features, fulfillment options, and other functionalities, we may be unable to attract new customers or increase engagement with existing customers. In addition, we may also experience increased customer churn, including to competitors, which would harm our business.

Many customers initially access Instacart to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our offerings to such customers, thereby encouraging them to access Instacart regularly or subscribe to Instacart+, through prompts, notifications, and reduced fees or time-limited trials of Instacart+ and other offerings. However, these customers may be lower intent users of Instacart with reduced engagement compared to customers that we acquire organically, may never convert to paying Instacart+ members, or may discontinue using Instacart after they take advantage of our promotions. Further, our initiatives to retain customers, such as encouraging them to subscribe to Instacart+ or providing additional use cases and fulfillment options, may result in negative impacts to other metrics. For example, an increase in Instacart+ orders, changes in product categories shopped, reduced spend on more premium or discretionary products, or a shift toward convenience, priority, or rapid delivery orders, may result in a decrease in average order value. Such shifts may also negatively impact certain retailers’ and brands’ actual or perceived benefit from engaging with Instacart. We may also fail to retain customers, or experience reduced demand for our services, due to negative impacts to our reputation and brand, including due to complaints and negative publicity about us, our offerings, or our competitors, even if factually incorrect or based on isolated incidents. For example, if we are unable to increase shopper availability during demand surges, including due to inclement weather or future public health outbreaks, customers may experience delays in receiving orders or incorrect order fulfillment, which may harm our brand and reputation. In addition, inventory shortages at our retail partners’ stores, which are not within our control, may also negatively impact consumers’ perception of our offerings. In particular, disruptions in the global supply chain, including those resulting from labor shortages, closures of manufacturing facilities, transportation restrictions and limitations, war and international conflicts, and increased demand for certain consumer products, have limited, and may continue to limit, the ability of our retail partners to obtain products, maintain stock of such products in a timely and cost-efficient manner, and otherwise respond to consumer demands. Although we do not carry product inventory, and as a result, we are not directly impacted by supply chain disruptions, product shortages have resulted in, and may continue to result in, higher rates of out-of-stock items and delivery delays by shoppers, which have resulted in, and may continue to result in, more customer cancellations and redeliveries and overall customer dissatisfaction.

We regularly provide potentially dissatisfied customers with appeasement credits and refunds as well as incentives for future orders, which measures are intended to counteract any reputational harm and maintain customer satisfaction but are accounted for as direct reductions to our transaction revenue. These negative impacts to our revenue have harmed, and may continue to harm, our margin and results of operations, and the related customer dissatisfaction negatively impacts customer retention and engagement as well as our ability to continue growing our orders, GTV and Instacart+ adoption. These negative impacts particularly harm our ability to engage with and retain customers in demographic groups that are historically less prevalent on Instacart, such as lower income customers, who may attribute less value to Instacart compared to alternatives due to these negative impacts. Efforts to reduce the overall costs associated with these appeasement credits and refunds, including by reducing appeasement credits and refunds generally, may also create reputational harm and impact our ability to attract or retain customers. Failure to retain existing customers or acquire new customers may also harm our relationships and commercial arrangements with retailers and brand partners as well as our ability to attract new retailer and brand partners. Past and future increases in the fees that we charge our customers may also reduce overall engagement by our customers or negatively impact new customer acquisition. If we are not able to continue to expand our customer base or fail to retain or drive greater engagement of customers or increase demand for our full-price or paid services, such as Instacart+, while balancing the interests of other constituents on Instacart, our revenue may grow slower than expected or decline, and our margin may be negatively impacted.

The success of our business is dependent on our relationships with retailers. The loss of one or more of our retail partners or reduction in their engagement with Instacart could harm our business.

In order to attract and expand our relationships with consumers, brands, and shoppers, we must attract new retailers and maintain our relationships with existing retailers. Consumers have strong preferences for their favorite retailers due to the trust these brands have created over generations, and our ability to increase consumer and brand adoption of Instacart depends on our ability to maintain our retail partners and maintain or increase their adoption of our offerings.

Our ability to attract and retain retailers depends on our ability to generate revenue for them. Retailers will not continue to do business with us if they do not believe that partnering with Instacart will generate a competitive return relative to other alternatives, including from our competitors. Retailers have in the past chosen, and could continue to choose, to partner with other online grocery platforms (exclusively or otherwise) or develop or acquire their own online grocery platforms, in either case in a specific geographic market or overall. Retailers may also choose to develop, acquire, or partner with other companies (exclusively or otherwise) for access to products and offerings for specific use cases, fulfillment options, features, or technologies, such as brand advertising and retail media platforms, prepared meals, shopping cart or checkout technologies, and others. Our future growth depends in part on our ability to not only engage new retailers but also to retain and expand existing retailer engagement with Instacart. However, retailers may decrease their engagement with Instacart based on factors which may not be within our control or whose impacts are difficult to predict. In particular, the COVID-19 pandemic, and related macroeconomic effects such as supply shortages and inflation, resulted in fluctuations in consumer shopping behaviors and preferences. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures, as well as the cessation of government aid available during the COVID-19 pandemic, have impacted and may continue to impact average order values, have resulted in and may continue to result in decreased customer retention and engagement, and have reduced and may continue to reduce demand for premium or discretionary grocery purchases, which in each case may provide for less favorable economics for certain of our retail partners, including if we decide to increase fees as a result. An increase in retailer operating costs, or other deterioration in the financial condition of retailers, whether due to macroeconomic conditions (such as inflation) or otherwise, could cause retailers to raise prices, renegotiate contract terms, or cease operations, which we expect may influence our retailer fee terms. Further, as we expand our own offerings, changes in the mix of consumer engagement with our existing and new use cases, fulfillment options, features, and technologies, as well as any changes in online shopping behaviors, may also result in a decrease in engagement for certain retailers, due to less favorable economics or changes in retailers’ strategic focus. We may not be able to accurately predict the extent of the impact of the factors above on our business and growth initiatives and resulting new trends in retailer strategies and preferences, including due to our limited experience in operating our business at its current scale, scope, and complexity and limited historical data regarding impacts of these factors, which may harm our revenue growth, margin, and results of operations.

We enter into services agreements with our retail partners that provide for service fees in exchange for providing access to our technology solution. We recognize revenue as a percentage of the total purchase value from the sale of goods, a per transaction fee, the difference in price between amounts charged to customers for goods and the actual settlement price to the retailer for the goods, a license fee for the use of our technology platform, or a combination thereof. Payment by retailers is generally due immediately to 45 days upon receipt of invoice. Retailers may decide to not renew their agreements or ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal, including in the near term, due to factors such as macroeconomic uncertainty, the impact of future public health outbreaks, dissatisfaction with existing or proposed terms in their service agreements, changes in customer shopping behavior and preferences on Instacart and among our use cases, fulfillment options, and other offerings. For example, we have modified, and may need to modify in the future, retailer fee arrangements to attract and retain retailers, modify payment processing arrangements, or make other changes that reduce our transaction revenue, in each case due to competition, retailer business downturns, lower average order values, and other factors. Retailers have in the past shifted away from exclusive arrangements with us for various reasons, including to partner with other or additional online grocery platforms, and additional retailers may decide to shift away from such arrangements in the future. Our inability to maintain our relationships with retailers on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure, impact grocery product and/or offering pricing, and otherwise adversely affect our business, financial condition, and results of operations. Retailer consolidation may also result in a decrease in or cessation of engagement with Instacart, or result in Instacart receiving less favorable contract terms with the consolidated entity. For example, Whole Foods Market, which was a significant retail partner in 2018, ceased using our services in May 2019 following its acquisition by Amazon.com, which operates its own online grocery platform. Retailers could also experience downturns or fail, including due to macroeconomic pressures, fail to adopt additional offerings or fulfillment methods or fail to launch or utilize our offerings in the manner and timing that we expect, or cease using Instacart altogether for many reasons. The grocery industry has traditionally been slow to adopt new technologies, fulfillment options, and online enablement in general, including due to lack of confidence in the online grocery industry, preference for in-store shopping due to resulting organic shopping behaviors, or general resistance to adopting Instacart, and is typically characterized by comparatively lower margin and high cash needs. As a result, we have at times experienced, and may continue to experience, slower adoption and implementation of our offerings by our retail partners as well as retailer turnover. If we lack a sufficient variety and supply of retailers, or lack access to the most popular retailers, such that Instacart becomes less appealing to consumers and brands, our business may be harmed.

We currently generate significant GTV and revenue from a small number of retailers. Our top three retailers accounted for approximately 43% of our GTV for the years ended December 31, 2021 and 2022. While GTV and revenue from our largest retail partners may decrease as a percent of our total GTV and revenue over time as we generate more GTV and revenue from other retailers, we believe that GTV and revenue from our largest retailers will continue to account for a significant portion of our GTV and revenue for the foreseeable future. If any of these retailers were to suspend, limit, or cease their operations or otherwise terminate their relationships with us, the attractiveness of Instacart to consumers and brands could be materially and adversely affected.

We are still in the early stages of building our Instacart Ads offerings. If we fail to grow our advertising revenue, our business, financial condition, and results of operations would be negatively impacted.

We are still in the early stages of building our Instacart Ads offerings and are continuing to grow and scale our advertising revenue model. Our agreements with brand partners provide that service fees are paid for continually promoting a brand during the duration of the term applicable to a given advertising campaign. Contracts applicable to a given advertising campaign are typically less than one year in duration. We recognize revenue in the amount that we have the right to invoice as advertising services are rendered, which occurs upon delivery of clicks for Sponsored Product ads, upon delivery of impressions, or over the contract term on a fixed fee basis for display ads. Payment for our advertising offerings is generally due 30 to 90 days upon receipt of invoice. Although we have significantly grown our advertising and other revenue and launched a number of new advertising capabilities in recent years, we are still optimizing and refining the execution of our growth strategy for our Instacart Ads offerings and face certain challenges associated with scaling such newer offerings. As such, there is no assurance that this advertising revenue model will continue to be successful or that we will generate increasing advertising revenue, and the pace of expansion of our Ads offerings may fluctuate. To sustain or increase our advertising revenue, we must attract new brands and encourage existing brands to maintain or increase their advertising spend on Instacart given we do not typically have long-term commitments from brands. To do this, we must expand the number of markets where we offer advertising, attract new retailers and expand our relationships with existing retailers, acquire new customers and increase the engagement of existing customers, and increase the breadth and functionality of our advertising products to create more value for our brand partners, including new advertising formats, new measurement tools, increased brand awareness, and other capabilities to deliver attractive return on investment to brand partners. If we are unable or choose not to expand our advertising markets, develop or pursue innovative advertising models and offerings, or expand our relationships with more retailers, or if we are unable to acquire new customers or increase the engagement of existing customers, we may not be able to successfully grow our advertising and other revenue. In addition, our advertising and other investment rate may fluctuate, particularly if we generate more GTV growth from retailers’ owned and operated online storefronts where we do not provide advertising, such as those utilizing Instacart API.

Changes to our advertising policies and privacy, data security, and data protection practices, laws, legislation, or regulations, or the regulatory enforcement thereof, may affect the products that we are able to provide to brands, which could harm our business. Actions by operating system platform providers or application stores such as Apple or Google may affect our offerings or services or how we collect, use, and share data from end-user devices in connection with Instacart Ads. For example, Apple implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to track user activity across apps or websites or access users’ device advertising identifiers for advertising and advertising measurement purposes, as well as other restrictions. In addition, Google has announced that it will cease support for advertising cookies that permit the tracking of users across sites and applications and instead will introduce new advertising targeting solutions from its Privacy Sandbox. The long-term impact of these and other privacy and regulatory changes remains uncertain and may harm our growth, business, and profitability.

In addition, expenditures by brands tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions, including as a result of the COVID-19 pandemic, have also adversely affected the demand for advertising and caused brands to reduce the amounts they spend on advertising. For example, we have seen and may continue to see reduced demand for advertising from brands that are exercising caution with their spending budgets and either slowing or reducing their campaigns due to, among other things, macroeconomic uncertainty, including from inflation, elevated interest rates, global supply chain disruptions, labor shortages, geopolitical events including the war in Ukraine, and reduced consumer confidence. These factors have had a negative impact on our advertising revenue, and such impact is expected to continue in future periods. These factors may also negatively impact our ability to forecast our advertising revenue as the extent of the ongoing impact of these macroeconomic factors on our business and on global economic activity generally is uncertain and may continue to adversely affect our business, operations, and financial results. In addition, impacts to brand partner spend as a result of decreases in our GTV growth, along with the timing of adoption of new advertising formats and offerings, have resulted and may continue to result in reductions in the growth of brand partner digital marketing spend on Instacart and related decreases in advertising and other revenue growth in future periods. Our ability to sustain or increase profitability depends in part on our advertising revenue, and failure to maintain or grow our advertising revenue could harm our prospects, business, financial condition, and results of operations, as well as impact our ability to strategically lower fees and invest in larger marketing campaigns, new offerings, and select geographic expansions.

The markets in which we participate are highly and increasingly competitive, with well-capitalized and better-known competitors, some of which are also partners. If we are unable to compete effectively, our business and financial prospects would be adversely impacted.

The markets in which we compete are evolving rapidly and are highly competitive with increasing competitive pressure. Our business is complex and encompasses a number of offering types and fulfillment methods.

With respect to Instacart Marketplace, our current and potential competitors include, but are not limited to: (i) existing and well-established online grocery or shopping alternatives, including digital-first platforms, such as Amazon and Thrive Market, (ii) brick-and-mortar retailers that have their own digital and fulfillment offerings, such as Target and Walmart, some of which decide to partner with Instacart to complement their own offerings, (iii) companies that provide eCommerce and fulfillment services for third parties, including retailers, whether online or offline, such as DoorDash, Shipt (acquired by Target), and Uber Eats, (iv) digital-first platforms entering the grocery market by owning inventory, including DashMart (owned by DoorDash), Fresh Direct, Getir, and Gopuff, which may include existing retailers on Instacart, which could eventually eliminate their need to partner with us or limit their use of Instacart Marketplace, (v) companies that provide eCommerce and fulfillment services that focus on discrete categories of products, such as alcohol or prescription delivery, including Drizly (acquired by Uber), and (vi) companies that offer direct to consumer ingredient or meal offerings, such as Blue Apron or Misfits Market, some of which may partner with Instacart to complement their own offerings. Most consumers currently choose to shop for themselves at brick-and-mortar grocery stores, regardless of whether we partner with the retailers that operate these stores. Also, the cost to switch between providers of online grocery shopping is low for consumers, and consumers within various demographics have a propensity to shift to the lowest-cost or highest-quality provider and may use more than one delivery platform.

With respect to Instacart Enterprise Platform, our current and potential competitors include, but are not limited to: (i) companies that are focused on the online grocery enterprise services industry, as well as larger enterprise software companies that have products and services that provide retailers with some of the benefits we offer through Instacart Enterprise Platform, (ii) micro-fulfillment or automated warehouse providers that support grocery retailers’ owned and operated offerings, such as Ocado, and (iii) existing and potential retailers on Instacart who develop or may in the future develop their own enterprise eCommerce system. In addition, our competitors include companies that provide point solutions for individual components of Instacart’s eCommerce offering such as picking technology and retail media network solutions. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including retailers. While there may be costs to switch between enterprise products, retailers may shift to the platform that offers the lowest service fee for their products and provides the highest volume of orders, or build their own. Our Instacart Enterprise Platform also includes in-store technology offerings, including Caper Carts, Scan & Pay, Lists, Carrot Tags and other in-store applications, which face competition from other retailer technology solution providers, such as Veeve.

With respect to Instacart Ads, our current and potential competitors include, but are not limited to: (i) third-party platforms that assist retailers with monetization of their digital offerings for consumers, such as CitrusAd (acquired by Publicis Groupe), Criteo, and Quotient, (ii) first-party retailer-owned solutions that provide online advertising opportunities to brands on their owned and operated domains, such as Amazon, Target, Walmart, and others, some of which are also retailers on Instacart, (iii) companies that provide eCommerce and fulfillment services for third parties, including retailers, which currently offer or may in the future offer advertising products, such as DoorDash and Uber Eats, and (iv) companies that offer established online advertising products that are not specifically limited to the grocery industry, such as those offered by Amazon, Google, Meta, and Snap.

We also compete for shoppers with many of the same companies with which we compete for customers, as well as companies in industries unrelated to ours that offer personal task-based services. The majority of shoppers do not shop on Instacart as their primary occupation or source of income. As such, a shopper, or someone considering to be a shopper, weighs that opportunity against others, such as traditional employment, personal task-based services, school, personal time, or other options in the labor market. Because switching costs are low, shoppers may shift to another platform that has higher, or is perceived to have higher, earnings potential.

Further, while we work to expand further in the United States and Canada and potentially enter international markets, and introduce new offerings across a range of industries, many of our competitors remain focused on a limited number of products or on a narrow geographic scope, allowing them to develop specialized expertise and employ resources in a more targeted manner than we do. As we and our competitors introduce new offerings, and as existing offerings evolve, we expect to become subject to additional competition. If we are unable to offer comparable or superior offerings, our business may be adversely affected. In addition, our competitors may adopt certain of our features, or may adopt innovations that consumers value more highly than ours, which would render our offerings less attractive or reduce our ability to differentiate our offerings.

Many of our competitors are well-capitalized and are able to offer discounted or free services, shopper incentives, consumer discounts and promotions, innovative products and offerings, and alternative pricing models, which may be more attractive to consumers, retailers, brands, or shoppers than those that we offer. In addition, we may not be able to effectively compete with service offerings from vertically integrated competitors, such as Amazon or Gopuff, which control both the brick-and-mortar retailer and online fulfillment technology. Certain brick-and-mortar retailers that have their own digital offering, such as Walmart, also have significant size, scale, geographic, and customer base advantages, which may allow them to grow online GTV or capture increasing share of the online grocery market more effectively and at a faster rate than us. Competitors may also offer fulfillment options from our retail partners, despite having no formal engagement with such retailers. Further, some of our current or potential competitors have, and may in the future continue to have, greater resources and access to larger consumer and shopper bases in a particular geographic area. In addition, our competitors in certain geographies enjoy substantial competitive advantages, such as greater brand recognition, longer operating histories, larger marketing budgets, better localized knowledge, and/or fewer regulatory challenges. Smaller competitors may be more nimble at anticipating and meeting changing market dynamics. As a result, such competitors may be able to respond more quickly and effectively than us in such markets to new or changing opportunities, technologies, consumer preferences, regulations, or standards, which may render our offerings less attractive. In addition, future competitors may share in the effective benefit of any regulatory or governmental approvals and litigation victories we may achieve, without having to incur the costs we have incurred to obtain such benefits.

For all of these reasons, we may not be able to compete successfully against our current and future competitors. Our inability to compete effectively would have an adverse effect on our ability to acquire new customers, retailers, and brand partners or increase the engagement of our existing customers, retailers, and brand partners, or would otherwise harm our business, financial condition, and results of operations. Third parties may also gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

If we fail to cost-effectively engage shoppers on Instacart, or attract and retain shoppers, our business could be harmed.

Shoppers pick and deliver goods to customers on Instacart. We enter into agreements with shoppers for them to provide fulfillment services to customers through Instacart and our technology. Our agreements with shoppers generally remain in effect until terminated by the shopper or by us. Shoppers may generally terminate their agreements with us at any time by providing us written notice and such agreements do not provide for any exclusivity.

If there are not enough shoppers on Instacart, customer orders may be late, may go unfulfilled, or may be incorrectly fulfilled, which would have a negative effect on those impacted customers and retailers and consequently on our business. If there are too many shoppers on Instacart, there may be an insufficient number of customers placing orders to keep shoppers occupied, engaged, and satisfied with their earnings potential on Instacart. If we are unable to attract shoppers on favorable terms or increase utilization of Instacart by existing shoppers, if we lose shoppers on Instacart, or if shoppers determine it is no longer economically worthwhile to provide services on Instacart due to factors that may be beyond our control, including the costs of gasoline, vehicles, or insurance, changes in consumer behaviors in grocery shopping (such as smaller order sizes), actual or perceived economic advantages of providing services with other companies that engage independent contractors, including our competitors, our growth objectives and our business and prospects could be seriously harmed.

The number of shoppers on Instacart could decline or fluctuate as a result of a number of factors, including shoppers choosing not to provide their services through Instacart as a result of being dissatisfied with their earnings potential, our pay model or changes to our pay model, changes to the terms of our independent contractor agreement, shopper incentives, our retail partners, having a poor experience on Instacart, or deciding to pursue other work opportunities. For example, shoppers may prefer to provide services through other companies that engage independent contractors if these companies provide benefits such as insurance or if shoppers simply prefer other app-based work opportunities, such as passenger transportation or restaurant delivery, for non-economic reasons. Many shoppers provide services part-time and have other independent contracting work or employment. Factors outside of our control, including macroeconomic factors, and improvements in labor markets, may cause shoppers to cease providing services on Instacart and become employees elsewhere. Shopper dissatisfaction has in the past resulted in shopper protests, coordinated shopper work stoppages, shoppers choosing not to provide their services through Instacart, and negative press. Any protests, work stoppages or refusals to provide services may result in interruptions to our business or negative publicity and may otherwise harm our business and reputation. While we have implemented strategic initiatives and commitments to bolster our reputation with shoppers in the past, and intend to continue implementing such initiatives and commitments in the future, there can be no assurance that these will be effective to retain shoppers and maintain or improve our reputation with shoppers.

From time to time, we have experienced, and expect to continue to experience, shopper shortages, often due to factors that are not within our control and which may be difficult to predict. We provide shoppers with significant flexibility in when, where, and how they wish to shop. Shoppers are also permitted to provide services on other app-based platforms. To the extent that we experience shopper shortages, we may need to provide or increase incentives to shoppers in order to attract them to Instacart, which would negatively impact our financial results. Our expectations and predictions for shopper needs and preferences may also be inaccurate or incomplete, including due to a lack of historical data for our current scale and scope of operations or due to consumer demand surges as a result of any future public health outbreaks. Under these circumstances, we may not be able to attract enough shoppers to fulfill orders in a timely manner even with shopper incentives. Consequently, if shopper shortages lead to the inability of customers to place orders through Instacart or to delayed or incorrect orders, we may lose customers to another online grocery platform or to other modes of shopping, particularly customers in certain demographic groups who have historically been less prevalent users of Instacart and are more difficult to engage or retain, which would harm our growth, profitability, and results of operations. Finally, the loss of customer orders due to a lack of shoppers to fulfill them or due to incorrect order fulfillment may reduce the perceived value of our offerings to retailers, who may in turn leave Instacart.

In addition, authorities have passed laws or adopted regulations, and may continue to do so in the future, requiring shoppers in the applicable jurisdiction to undergo a materially different type of qualification, training, licensure, screening, or background check process, which could be costly and time-consuming. These laws have also required us to, or may in the future require us to, fix minimum levels of compensation and provide certain benefits for shoppers, disclose additional details about orders, prices, and shopper earnings, and handle shopper account deactivation in a prescribed manner, which could force us to create new administrative processes and negatively affect our ability to attract and retain retailers, customers, or shoppers, as well as require us to share competitively sensitive information that may cause harm to our business. Court decisions interpreting or otherwise affecting such laws regarding shopper classification or shopper pay and benefits may also negatively affect our ability to attract and retain retailers, customers, or shoppers. Even if not costly or time-consuming, such changes could reduce the number of shoppers in those markets or extend the time required to recruit new shoppers to Instacart, which could adversely impact our growth, business, and results of operations.

Often, we are forced to balance tradeoffs between the satisfaction of various constituents on Instacart, as a change that one category views as positive may be viewed as negative to another category. For example, we take certain measures that are designed to protect against fraud, help increase safety, and prevent privacy and security breaches, such as imposing certain qualifications for shoppers and terminating access to Instacart for shoppers with reported incidents, that may be popular with consumers but may also damage our relationships with shoppers or discourage or diminish their use of Instacart. Certain measures we take to incentivize shoppers, such as smaller windows for reducing tips after an order is complete, may be popular with shoppers but may also be viewed negatively by consumers who wish to have more flexibility over tipping. Further, increased shopper flexibility in when, where, and how to shop may result in shopper shortages during periods of peak demand, which may cause frustration with customers and retailers. If we do not adequately balance the tradeoffs among the various constituents on Instacart and continuously assess such tradeoffs in the context of prevailing market and competitive factors, our business may be harmed.

The COVID-19 pandemic had a significant impact on our business, and there is uncertainty regarding its future impact and the impact of any future public health outbreaks on our business, operations, and the markets and communities in which we, consumers, retailers, brands, and shoppers operate.

The COVID-19 pandemic had a significant impact on the markets and communities in which we and consumers, retailers, brands, and shoppers operate and resulted in significant changes in demand for our offerings and our business in general over a limited time period. The growth in the number of customers, retailers, brands, and shoppers, as well as usage by customers, of our offerings during the COVID-19 pandemic resulted in some temporary response delays and outages, which negatively impacted our business and operations. Additionally, operational changes at retailers, such as limiting hours of operations, the number of items that can be purchased, or the total number of individuals allowed in a store at any one time, impacted the ability of customers to place orders through Instacart and otherwise caused operational disruption and led to customer dissatisfaction. The COVID-19 pandemic also caused surges in demand for our offerings that resulted in shopper shortages despite the availability of shopper incentives that we provided. These shortages were at times exacerbated by periods of reduced shopper activity due to perceived risk of infection or health risk or renewed governmental restrictions and mandates. In response, we invested significant financial resources, including in the form of bonuses, higher earnings and additional benefits, and organizational efforts to address these technical and operational challenges. We also invested significant financial resources across our business operations to protect the health and safety of customers, shoppers, and employees, and had to significantly modify our operations and adjust our services and technology.

While these effects have subsided and continue to subside, the full extent to which the COVID-19 pandemic may continue to impact our business, results of operations, and financial condition will depend on future developments that are uncertain and cannot be accurately predicted. We cannot assure you that these effects will remain reduced in the future, including due to potential new public health outbreaks. We could face further operational disruptions and incur additional expenses in connection with future public health outbreaks, including expenses associated with our health and safety protocols and processes, that could adversely affect our business and results of operations. Further, due to the size, scope, and nature of our operations, which have significantly expanded since the start of the COVID-19 pandemic, the expenses we may need to incur to protect the health and safety of shoppers and certain of our employees may be higher than similar expenses that companies in other industries may need to incur. In addition, the larger scale and scope of our business and the prolonged impact of the COVID-19 pandemic on our business may make it difficult for us to predict how businesses, consumers, shoppers, or our partners, including retailers and advertisers, will operate in the post-COVID-19 environment. To the extent future public health outbreaks adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Mergers or other strategic transactions by competitors or retailers could weaken our competitive position and adversely affect our business.

If one or more competitors or retailers were to merge, acquire, or partner with another competitor or retailer, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Uber acquired Postmates and Cornershop in 2020 and completed its acquisition of Drizly in 2021, all of which are competitors. Consolidation amongst major retail partners, such as the pending merger between Albertsons and Kroger, could impact contractual negotiations with such retail partners, result in lower utilization of our products, or lead ultimately to termination of existing retailer engagements. In addition, our competitors may also establish or strengthen cooperative relationships with current or future retailers, brands, and other parties with whom we have relationships, which could limit our ability to promote our offerings to those retailers and reduce our number of customers. As a result of these and future potential acquisitions, current and future retailers may begin working more closely, or on an exclusive basis, with other competitors with whom they have combined or otherwise established new relationships. Disruptions in our business caused by these events could adversely affect our business and results of operations.

The failure to achieve increased market acceptance of online grocery shopping and our offerings could seriously harm our business.

The market acceptance of our offerings is critical to our continued success. Historically, consumers and retailers have been slower to adopt online grocery shopping than eCommerce offerings in other industries such as consumer electronics and apparel. Grocery is a complex market, and improving upon the consumer in-store experience through an online platform is difficult due to broad consumer demands on selection, quality, value, and convenience. Grocery shopping habits and related consumer preferences are complex and diverse across and within markets and across demographics and age groups. Changing traditional grocery shopping habits is difficult, and if consumers and retailers do not embrace the transition to online grocery shopping and connected shopping experiences as we expect, our business and operations could be harmed. The amount of influence we may have over these shopping habits and preferences, and the methods at our disposal to exercise such influence (including marketing and incentives), may be limited, and we are dependent on external influences over shopping habits, such as public health incidents and inclement weather, and macroeconomic factors such as inflationary pressures. In particular, shopping habits and preferences vary between younger and older consumers, consumers across different income groups, and among other demographic characteristics, and to be successful, we need to effectively increase market acceptance across all age, income, and other demographically different groups by increasing brand awareness and focusing marketing efforts on relevant habits and preferences. Moreover, even if more consumers begin to shop for groceries online, if we are unable to address their changing needs, or the evolving needs of retailers or brands, and anticipate or respond to market trends and new technologies in a timely and cost-efficient manner, we could experience decreased adoption, increased customer churn and lose the support of retailers and brands, any of which would adversely affect our business and results of operations. Demand for our offerings is also affected by a number of factors beyond our control, including macroeconomic conditions, initiatives by retailers to influence shopping behavior, continued market acceptance of our offerings, the timing of development and release of new offerings and features by us and our competitors, technological change, brand recognition, and growth or contraction in our markets. If we fail to achieve increased market acceptance of our offerings, our business could be seriously harmed.

We expect a number of factors to cause our results of operations and operating cash flows to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•our ability to accurately forecast revenue and appropriately plan our expenses;
•macroeconomic pressures, such as inflation and supply chain disruptions;
•the impact of future public health threats on our business;
•the subsiding effects of the COVID-19 pandemic on demand for online grocery;
•revenue and fulfillment option mix shifts as we enhance Instacart with new offerings, use cases, and functionality;
•timing of the recognition of our deferred revenue;
•timing of strategic investments and expenditures;
•fluctuations in operating expenses, including cost of revenue, as we seek to improve efficiencies, comply with changing regulatory requirements, and expand our business, offerings, and technologies;
•changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results;
•the effectiveness of our internal controls;
•the seasonality of our business; and
•our ability to collect payments from retailers and brands on a timely basis.
The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. In particular, we experienced substantial growth stemming from the increased demand for online grocery driven primarily by the COVID-19 pandemic and have also made significant changes to our business, including through scaling our operations to meet the increased demand and implementing new business and product initiatives, which have impacted our expenses and margin. These historical shifts and trends are not necessarily indicative of our future performance and may obscure longer term trends in our business and results of operations. Relatedly, even as the circumstances that accelerated the growth and evolution of our business subside, we may experience sudden periods of high demand and related increased costs due to future public health outbreaks. Our business also continues to be impacted by adverse macroeconomic conditions and lingering effects of the COVID-19 pandemic, such as inflation and supply chain issues. As such, for these and other factors stated above, quarter-to-quarter and year-over-year comparisons of our results of operations may not be meaningful and should not be unduly relied upon as an indication of future performance.

Our operating cash flows may fluctuate significantly from period to period as a result of new initiatives and the timing of payments made to and/or received from retailers, shoppers, and vendors. In particular, certain transaction types, such as those involving EBT SNAP benefits and alcohol sales, have resulted and may continue to result in longer collection cycles. For example, in the second half of 2021, we experienced longer collection cycles due to the larger volume of EBT SNAP and alcohol transactions. Additionally, we make substantial weekly payments to shoppers on Tuesdays for services delivered on Instacart. As a result, we expect our reported cash and cash flows from operating activities to be impacted based on the day of the week of each reporting period. Additionally, due to the timing of funding to a certain payment card issuer, we may experience an increase in short-term liabilities based on the day of the week of each reporting period. Due to this timing, our cash flows from operating activities may not be directly comparable from period to period.

Seasonality may cause fluctuations in our sales and results of operations.

We experience seasonality in both the number of orders and GTV on Instacart, as well as in our advertising and other revenue. We typically see lower levels of order volume growth in the second quarter and a portion of the third quarter resulting from lower usage of our offerings during the spring and summer months, followed by higher levels of order volume growth in the second half of the year during the back-to-school period and holiday season. Our rapid growth and the impact of the COVID-19 pandemic have made, and may in the future make, seasonal fluctuations difficult to detect, and future public health outbreaks may obscure future seasonality trends. In addition, during periods of inclement weather, the number of available shoppers generally decreases, while the number of orders from customers may increase, which may disrupt or obscure typical seasonal trends and make seasonal fluctuations difficult to detect. In addition, our advertising and other revenue has historically been seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. We expect these seasonal trends to become more pronounced over time if our growth slows. Moreover, other seasonal trends may develop or these existing seasonal trends may become more extreme, and the existing seasonality and customer and shopper behavior that we experience may change or become more significant, which would contribute to fluctuations in our results of operations.

If we or the third parties we rely on experience a security incident or unauthorized parties otherwise obtain access to or alter customers’ or shoppers’ data, our systems or data, our partners’ data, or Instacart, Instacart may be perceived as not being secure, and we may experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations; reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences.

Operating our business and platform involves the collection, use, storage, transmission, and other processing of sensitive, proprietary, and confidential information, including personal information of customers, shoppers, and personnel, our proprietary and confidential information, and the confidential information of partners including retailers and brands. Security incidents compromising the confidentiality, integrity, and availability of this information and our systems (or those of third parties upon which we rely) could result from a variety of evolving threats including but not limited to cyber-attacks, computer malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses and worms), social engineering (including spear phishing and ransomware attacks), denial-of-service attacks (such as credential stuffing), credential harvesting, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, efforts by individuals or groups of hackers and sophisticated organizations, security vulnerabilities in the software or systems on which we rely, the malfeasance or error of our personnel (such as through theft or misuse), loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

Threat actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. Due to the current geopolitical environment, we and the third parties upon which we rely are at heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We also rely on a number of third parties to operate our critical business systems and process confidential and personal information, such as the payment processors that process customer credit card payments, cloud service providers, and customer care centers. Our ability to monitor these third parties’ information security practices is limited, and these third parties may themselves inappropriately access such confidential and personal information or may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf, which could harm our reputation or adversely affect our business. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. These supply chain attacks have increased in frequency and severity and we cannot guarantee that our service providers’ infrastructure or that the infrastructure of any partners of our service providers have not been compromised. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, we cannot be certain that our applicable contracts with these third parties will adequately limit our data security-related liability to them or be sufficient to allow us to obtain indemnification or recovery from them for data security-related liability that they cause us to incur.

Remote work has become more common per our Flex First workforce model and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. For example, technologies in our employees’ and service providers’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes, or other remote work locations, may be less secure than those used in our offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work remotely, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the privacy, data security, and data protection safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. Additionally, future or past business transactions (such as acquisitions or integrations) have exposed and may in the future expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Security incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information that we handle. For example, we have experienced in the past, and could experience in the future, credential stuffing or other types of attacks in which malicious third parties use credentials compromised in data breaches suffered by other companies or otherwise improperly obtain credentials to access accounts on Instacart. While we employ security measures designed to prevent, detect, and mitigate the potential for harm to our users from the misuse of user credentials on our network, these measures may not be effective in every instance.

Cybercrime and hacking techniques are constantly evolving, and we or the third parties we work with may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. If we, or the third parties we rely on, suffer, or are perceived to have suffered, a security breach or other security incident, we may experience a loss of customer confidence in the security of Instacart and damage to our brand, reduced demand for our offerings, and disruption of normal business operations. Such an incident may also require us to spend material resources to investigate and correct the issue and to prevent recurrence, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our business, financial condition, and results of operations. Further, applicable privacy, data security, and data protection obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. These risks are likely to increase as we continue to grow and process, store, and transmit increasingly large amounts of data. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy, data security, and data protection obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data security, and data protection practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. We also cannot assure you that any security measures that we or the third parties we rely on have implemented will be effective against current or future security threats, despite taking measures designed to protect the security of the confidential and personal information under our control.

Interruptions or performance problems, including failure to ensure accessibility, associated with our offerings and technology capabilities may adversely affect our business, financial condition, and results of operations.

Our business and future growth prospects depend in part on the ability of our existing and potential customers and shoppers to access our offerings and technology capabilities at any time and within an acceptable amount of time. Instacart is built upon a complex system composed of many interoperating components and incorporates software that is highly extensive. Our software, including open source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released, and we have in the past released, and may in the future release, new software that inadvertently causes interruptions in the availability or functionality of Instacart. Bugs or errors in our software, including open source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems have in the past and could in the future result in our failure to comply with certain federal, state, or foreign reporting obligations, cause downtime that would impact the availability of our service to customers, retailers, brands, or shoppers, cause incorrect calculations relating to the payments we make to or fees we receive from or charge to customers, retailers, brands, or shoppers, or create vulnerabilities in our systems which bad actors may exploit to perpetrate fraud or otherwise harm our business. We have from time to time found defects or errors in our system and may discover additional defects or errors in the future that could result in platform unavailability or system disruption. In addition, we have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of other factors, including infrastructure changes, introductions of new functionality, human errors, capacity constraints due to an overwhelming number of customers accessing our offerings and technology capabilities simultaneously, website hosting disruptions, interruptions to business and operations due to malicious actors utilizing bots or other automated means to access Instacart, denial of service attacks, or other security-related incidents. In addition, retailers have experienced these issues, which have impacted the ability of customers and shoppers to place and fulfill orders with those retailers. These events have resulted and may continue to result in losses in revenue including through increased fraud activity and issuing appeasement credits and refunds as well as incentives for future orders to impacted customers. System failures in the future could result in significant losses of revenue, including due to losses of customers or retailers due to perceived weaknesses in our systems and protective measures. In addition, the affected party could seek monetary recourse from us for their losses, and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems or adequate remedies within an acceptable period of time.

It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our offerings and technology capabilities become more complex and customer traffic increases. When our offerings and technology capabilities are unavailable or customers or shoppers are unable to access our offerings and technology capabilities within a reasonable amount of time or at all, we have experienced and may in the future experience a loss of customers, retailers, brands, or shoppers, lost or delayed market acceptance of Instacart and our offerings, delays in payment to us by retailers, injury to our reputation and brand, regulatory inquiries, legal claims against us, and the diversion of our resources. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations may be adversely affected. We also rely on systems, including third-party systems, to deliver incentives and communications to customers and shoppers. Failure to properly configure these systems has previously had a negative impact on our business and may adversely impact our business in the future.

If we are not able to continue to introduce new features or offerings successfully and to make enhancements to existing offerings, our ability to grow and operate our business could be adversely affected.

Our ability to attract new customers, retailers, brands, and shoppers and increase revenue from existing customers, retailers, and brands depends in large part on our ability to enhance and improve our existing offerings and to introduce new features or offerings. To grow our business and be competitive, we must develop offerings, features, and functionality that reflect the constantly evolving nature of technology and the needs of consumers, retailers, brands, and shoppers. The success of these and any other enhancements or developments depend on several factors, including their timely introduction and completion, sufficient demand, and cost effectiveness. It is difficult to accurately predict consumer, retailer, brand, or shopper adoption of new features or offerings, and related shifts in consumer shopping behavior, as well as our recent rapid growth and limited experience in operating our business at its current scale, scope, and complexity. Such uncertainty limits our ability to predict our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot navigate such uncertainties or are unable to successfully develop new features or offerings or to enhance our existing offerings or otherwise overcome technological challenges and competing technologies to gain market acceptance, then our business and results of operations will be adversely affected.

Our ability to develop new offerings, features, and functionality to meet industry demands is important to remaining attractive to consumers, retailers, brands, and shoppers, and if we fail to continue to successfully innovate, we could lose existing customers, retailers, brands, and shoppers, which could impact our growth and results of operations. We are building and improving machine learning models and other technological capabilities to drive improved customer and shopper experience, as well as efficiencies in our operations, such as optimized payment processing, customer service, shopper acquisition and onboarding, automated key support workflows, and batching, picking, and routing algorithms to help shoppers work more efficiently and with greater accuracy in fulfilling orders. While we expect these technologies to lead to improvements in the performance of our offerings and operations, including inventory prediction and customer traffic prediction and management, any flaws or failures of such technologies could cause interruptions or delays in our service, which may harm our business. For example, failure to accurately collect retailer catalog information, which drives item pricing and availability, or reflect changes to those files in our systems could result in significant losses of revenue. We are increasing our investment in product development and hiring and retaining highly skilled engineering personnel to support these efforts, but such investments may not be effective in maintaining or improving the experience for customers, shoppers, or retailers or provide a positive return on investment. Moreover, we may make these investments and other business decisions that reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve our offerings, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and research analysts covering us and may also not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected. In addition, technological innovation in the online grocery industry from our competitors or other third parties, such as automation or next-generation fulfillment, could render our offerings less desirable or obsolete.

We have incorporated and may continue to incorporate additional artificial intelligence and machine learning (“AIML”), solutions into our platform, offerings, services, and features, including those based on large language models, and these applications may become more important to our operations or to our future growth over time. We expect to rely on AIML solutions to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or at all. We may also fail to properly implement or market our AIML solutions. Our competitors or other third parties may incorporate AIML into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AIML may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. Additionally, the use of AIML applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AIML applications could adversely affect our reputation and results of operations. AIML also presents emerging ethical issues and if our use of AIML becomes controversial, we may experience brand or reputational harm.

We are making substantial investments to expand our offerings and technologies to capitalize on new and unproven business opportunities and expect to increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.

We have made substantial investments to expand our offerings and technologies to capitalize on new and unproven business opportunities, including new fulfillment options, expansion into retail categories outside of grocery, strategic initiatives such as Instacart Health and Instacart Business, the development of hardware products, and automated, AI, and machine learning-enabled technologies. We intend to continue investing significant resources in developing these technologies, tools, initiatives, features, and offerings that we believe will enable our success in new markets or areas of business and/or strengthen our core business. For example, we have expanded our offerings to retailers in categories adjacent to the grocery industry, including alcohol, pharmacy, electronics, beauty, and home improvement. We also launched Connected Stores, a suite of in-store technologies, including artificial intelligence-powered shopping carts and customer checkout solutions, offered to our retail partners. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies or ventures, or if we are unable to timely introduce and commercialize such offerings, we may not realize the expected benefits of our strategy. These initiatives also have a high degree of risk, as they involve nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because these initiatives are new, they may involve claims and liabilities, expenses, regulatory challenges, and other risks, some of which we cannot currently anticipate. Certain initiatives may also involve committed incremental investments or payments over long periods of time before they become accretive to our revenue or margin, and if they never become accretive, we may be contractually obligated to make payments or incur expenses in connection with initiatives for an extended period without sufficient, or any, economic or financial benefit. For example, we have entered into warehouse leases in connection with our Carrot Warehouses offering, which involve upfront lease payment commitments and upfront capital expenditures. Further, our development efforts with respect to new offerings and technologies could distract management from current operations and divert capital and other resources from our more established offerings and technologies. For example, the design, development, manufacture, and distribution of hardware products produced by Caper is a new line of business for us that will require continued investment in operating expenses, headcount, and executive time and attention.

Producing and offering hardware products will also involve new or heightened risks to our business, such as manufacturing and inventory risks resulting from supply chain disruptions, user safety risks and additional expenses resulting from product defects. Although we believe these investments will improve our financial results over the long term, they may negatively impact our short-term financial results, which may be inconsistent with the short-term expectations of our stockholders. Moreover, there can be no assurance that consumer, retailer, or brand demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that offerings developed by others will render any new offerings noncompetitive or obsolete. Even if we are successful in expanding our offerings or technologies to enter new markets or areas of business, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully deriving value from these offerings or technologies. For example, our Instacart Health offering may subject us to rules governing the use and processing of health information, such as the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), and regulatory requirements for interacting with health plans, government benefit programs, nonprofits, and other players in the healthcare space. If we do not realize the expected benefits of these investments, our business, financial condition, and results of operations may be harmed.

Our marketing efforts to help grow our business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase and engage our customer base and achieve broader market acceptance of our offerings.

Promoting awareness and driving adoption of our offerings is important to our ability to grow our business, and attracting and engaging new customers, retailers, brands, and shoppers can be costly. Our consumer marketing efforts currently include, without limitation, digital performance marketing that includes search, programmatic, and social; customer relationship management (“CRM”), based marketing that includes push notifications, text messaging, email marketing, linear television, audio, and shopping ads; and co-marketing efforts with retailers, payment providers, and brands. To drive existing customer reengagement, we also utilize targeted promotions including time-limited free delivery offers and coupons. For shoppers, we reach them primarily through digital performance marketing and through in-app prompts. Our marketing initiatives may become increasingly expensive, and we may fail to generate a meaningful return on these initiatives, if at all. For example, we have incurred increased expenditures on our marketing and customer incentive initiatives as the circumstances that accelerated the growth of our business stemming from the effects of the COVID-19 pandemic subside, which have and may continue to have an effect on revenue and may harm our profitability in the near term. We also have limited experience conducting broad brand marketing campaigns and other marketing initiatives given the current scale, scope, and complexity of our business. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur. Our marketing campaigns may also be long-term endeavors, and we may not be able to accurately assess the success of these campaigns for several periods. If our marketing efforts to help grow our business are not effective, we expect that our business, financial condition, and results of operations would be adversely affected.

If we fail to maintain and enhance our brand, our ability to engage or expand our base of customers, retailers, brands, and shoppers will be impaired and our business, financial condition, and results of operations may suffer.

Maintaining and enhancing our reputation as a differentiated and category-defining company is critical to attracting and expanding our relationships with customers, retailers, brands, and shoppers. The successful promotion of our brand and the market’s awareness of our offerings will depend on a number of factors, including our marketing efforts, ability to continue to develop our offerings, and ability to successfully differentiate our offerings from competitive offerings. We expect to invest substantial resources to promote and maintain our brand, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. The strength of our brand will depend largely on our ability to provide quality services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in promoting and maintaining our brand and reputation. In order to protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in protecting our trademarks, and we may suffer dilution, loss of reputation, or other harm to our brand. If our efforts to cost-effectively promote and maintain our brand are not successful, our results of operations and our ability to attract and engage customers, partners, and employees may be adversely affected. Further, even if our brand recognition and customer loyalty increase, this may not yield increased revenue for us.

Unfavorable publicity regarding Instacart, shoppers, customer service, or privacy, data security, and data protection practices could also harm our reputation and diminish confidence in, and the use of, our services. Fear of loss of customers or lack of customer adoption due to poor service quality or negative customer or shopper reviews or press may make retailers reluctant to join or remain on Instacart. The same negative network effects could occur as a result of trust and safety or fraud incidents. The loss of customers or retailers due to poor shopper performance or a trust and safety incident caused by a shopper, customer, or third party could harm our business. In addition, negative publicity related to marketing partners or key brands that we have partnered with may damage our reputation, even if the publicity is not directly related to us. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among customers, retailers, brands, and shoppers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of customers, retailers, brands, and shoppers, and our business, financial condition, and results of operations may suffer.

If we fail to offer high-quality support, our ability to attract and engage customers and shoppers could suffer.

Customers and shoppers rely on our support personnel to resolve issues and realize the full benefits that Instacart provides. High-quality support to both customers and shoppers is also important for the expansion of Instacart’s use by our existing customers. The importance of our support function will increase as we expand our business and pursue new customers. We rely in part on support personnel and contractors in countries outside of the United States, and government actions in those countries such as curfews have in the past and could in the future slow down our systems and ability to timely respond to customer and shopper issues. If we do not help customers and shoppers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our revenue from existing and new customers could suffer, as well as our reputation with existing or potential customers.

Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and engaging customers, retailers, brands, and shoppers. Future changes to our pricing model could adversely affect our business.

Demand for our offerings is highly sensitive to a range of factors, including our strategies relating to the amount of potential earnings required to attract shoppers, incentives paid to shoppers, and the fees we charge retailers, brands, and customers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, supply chain issues, the price sensitivity of consumers in different income groups or other demographics, inflation, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for customers, increase the incentives we pay to shoppers that utilize Instacart, reduce the fees we charge retailers or brands, or increase our marketing and other expenses to attract and increase the engagement of customers, retailers, brands, and shoppers in response to competitive, regulatory, and other external pressures. For example, certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings, including subscription offerings for bundled services. We may need to spend significant amounts on marketing and both customer and shopper incentives to deploy innovative and novel pricing and incentive strategies to retain or attract new customers and shoppers. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription offerings like Instacart+, and customer or shopper loyalty programs, or modify existing pricing methodologies or pricing models, due to a variety of reasons, including to address changes in the market for our offerings as competitors introduce new offerings and features or in response to actions taken by our retail partners, or to regulatory or other legal challenges, any of which may not ultimately be successful in attracting and engaging customers, retailers, brands, or shoppers or may negatively impact customer retention and engagement as well as our financial results. We also offer retailers tools and products, including through our Eversight business, to enable them to optimize online pricing and promotions strategies. If these solutions fail to generate improved results for retailer sales, retailers may choose to not use such solutions. If these solutions negatively impact consumer price perception, our brand reputation and our ability to attract and retain customers could be harmed.

The increasing complexity of our pricing models and related expansion of our business may also require us to update our internal systems for invoicing retailers or brands or incur costs to remediate errors or disputes in existing invoices.

Further, consumers’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. In particular, if we were to continue expanding internationally, we may be required to change our pricing strategies and to adjust to different cultural norms, including with respect to consumer pricing and gratuities. While we do and will attempt to set prices based on our prior operating experience and customer, retailer, brand, and shopper feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing, and we could be underpricing or overpricing our services. In particular, we have limited experience pricing our offerings in the post-COVID-19 environment and at the current scale, scope, and complexity of our business. As a result, our historical data and operating experience may be insufficient to adequately inform our future pricing strategies for changing market environments. In addition, if the services on Instacart change, then we may need to revise our pricing methodologies. Changes to any components of our pricing model may, among other things, result in customer dissatisfaction, lead to a loss of customers on Instacart, and seriously harm our business.

If customers, retailers, brands, shoppers, or other third parties using Instacart engage in, or are subject to, criminal, violent, inappropriate, or dangerous activity, it could have an adverse impact on our reputation, business, financial condition, and results of operations.

We are not able to control or predict the actions of customers, retailers, brands, shoppers, and other third parties, either during their use of Instacart or otherwise, and we may be unable to protect or provide a safe environment for constituents on Instacart as a result of criminal, violent, inappropriate, or dangerous actions by any such parties. Such actions have historically resulted, and may in the future result, in injuries, property damage, or loss of life for customers, retailers, brands, shoppers, and other third parties, as applicable, or business interruption, brand and reputational damage, or significant liabilities for us. Certain events, including incidents of criminal behavior, episodes of civil unrest, or the imposition of curfews, may impact retailers, which in turn may impact the ability of shoppers to provide services to customers through Instacart. With respect to shoppers, although we administer certain qualification processes for shoppers on Instacart, including one or more general identification, criminal background, department of motor vehicle, and/or motor vehicle record checks on shoppers through third-party service providers prior to engagement, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws and availability of records. Moreover, our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. We have in the past received, and we expect to continue to receive, complaints from shoppers, customers, retailers, and other third parties, as well as actual or threatened legal action against us related to shopper, customer, retailer, and other third party conduct.

If shoppers or individuals impersonating shoppers or customers engage in criminal activity, fraud, including identity theft, use of stolen or fraudulent credit card data, misconduct, or inappropriate conduct or use Instacart as a conduit for criminal activity, or we fail to identify or detect, or experience delays in identifying or detecting such activity or events, our offerings may not be viewed as safe, and we may receive negative press coverage as a result, which would adversely impact our brand, reputation, and business. We have in the past experienced, and may experience in the future, inappropriate conduct and criminal activity by certain shoppers or other bad actors, including fraudulent uses of credit cards, social engineering attacks to gain access to customer and shopper accounts, as well as fraudulent use of our payment card programs. This conduct has in the past involved, and may in the future involve, coordinated and complex fraud schemes that are difficult to detect and prevent. Given their complexity, such schemes have in the past persisted, and future schemes may also persist, for lengthy periods prior to detection. As a result of these fraudulent schemes, we have in the past been, and may in the future be, liable for orders facilitated on Instacart with fraudulent credit card transactions, even if the associated financial institution approved the credit card transaction. In addition, even if we are not contractually required to do so, we have historically provided retailers with business concessions for related losses in certain cases and may provide additional concessions as a result of future schemes. These retailer concessions and any liability we otherwise face from such inappropriate or fraudulent conduct negatively impact our revenue and financial results. In addition, the process for quantifying the amount of financial losses from these fraudulent schemes may be lengthy, in part due to their complexity and, in cases where the fraudulent activity occurs through systems controlled by our partners, we may be unable to remediate or prevent this activity in a timely manner or at all due to limitations in, or our ability to, interact with such systems. As a result, the impact of such schemes on our financial results may continue into future periods or have higher impacts to our financial results than we anticipate, even following their termination. Our failure to adequately detect, address, or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action, result in errors in our financial statements that could result in corrections to or restatements of our historical financial statements, cause delays in the preparation and filing of our periodic reports as well as failures to meet our reporting and other obligations as a public company, and lead to expenses that could adversely affect our business, financial condition, and results of operations. If other criminal, inappropriate, or other negative incidents occur due to the conduct of customers, retailers, brands, shoppers, or other third parties, our ability to attract customers, retailers, brands, and shoppers may be harmed, and our reputation, business, and financial results could be adversely affected.

Public reporting or disclosure of reported safety information, including information about safety incidents reportedly occurring on or related to Instacart, whether generated by us or third parties, such as media or regulators, may adversely impact our business and financial results.

Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by shoppers, customers, or third parties while using Instacart, or even when shoppers, customers, or third parties are not actively using Instacart. On a smaller scale, we may face litigation related to claims by shoppers for the actions of customers or third parties. We carry insurance for such incidents, including automobile liability and general liability insurance, although such policies do not cover all claims to which we are exposed and are not always adequate to indemnify us for all liability. Although shoppers are required to carry their own insurance policies, including automobile insurance, they may fail to acquire adequate coverage or any coverage at all. As a result, we may be subject to liability for incidents involving shoppers that our insurance policies may not cover or the cost of our policies may increase. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, financial condition, results of operations, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them and may suffer reputational harm regardless of legal outcomes. As we expand into other products and offerings, this insurance risk will grow.

The impact of economic conditions, public health incidents, weather events, and natural catastrophes, including the resulting effect on consumer spending, may harm our business and results of operations.

Our results of operations may vary based on the impact of changes in our industry or the economy on us and consumers, retailers, brands, and shoppers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic or other public health threats, the military conflict involving Russia and Ukraine and economic sanctions imposed on Russia and Belarus, bank failures, changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, weather events, and natural catastrophes, including warfare and terrorist attacks on the United States or elsewhere, could adversely affect our liquidity and financial condition as well as demand for our offerings and the growth of our business. In particular, we generate a significant proportion of our GTV from a limited number of geographical markets. If such negative conditions disproportionally affect these markets, the demand for our offerings and the growth of our business may be more severely impacted. In addition, these events and any impact of these events on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business and the business of our retail partners and brand partners, as well as the ability of shoppers using Instacart to complete deliveries. Such disruptions may create additional costs for us to maintain or resume operations and may also negatively affect the growth of our business.

Our results of operations are impacted by the amount of disposable income that consumers have to spend on online grocery shopping. Actual or perceived risks of an economic recession and recent inflationary pressures have adversely impacted consumer disposable income and resulted in decreased customer retention and engagement. In addition, in response to adverse economic conditions or a decrease in discretionary income, consumers may opt to purchase groceries or other consumer goods themselves, instead of through Instacart, or choose to purchase groceries from bargain or other lower-cost retailers that are not on Instacart. If spending at many of the retailers in our network declines, or if a significant number of these retailers goes out of business, consumers may be less likely to use our service, which could harm our business and results of operations. Customers may also reduce their spending on Instacart due to decreases in discretionary income, leading to lower average order values, which could cause our retail partners to reduce or cease engagement with Instacart.

In addition, increases in food, labor, fuel, energy, supply, and other costs have caused our retail partners to raise prices and may cause further price increases in the future. Factors such as inflation, the impact of climate change, increased food costs, increased labor and employee benefit costs, increased rent costs, and increased energy costs may also increase retailers’ operating costs. Many of the factors affecting retailers’ costs are beyond the control of our retail partners. In many cases, these retailers may not be able to pass along these increased costs to consumers and, as a result, may reduce product offerings or cease operations. Additionally, if retailers continue to raise prices, customer order volume may decline.

Further, increases in gas prices or other factors that increase the costs to operate motor vehicles could make it prohibitively expensive for shoppers to deliver to customers.

Our workforce and operations have grown substantially since our inception, and we expect to continue expanding the scale of our operations. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.

Since our inception, we have experienced rapid growth in the United States and Canada, with particularly rapid growth in 2020 and 2021 due to increased demand during the COVID-19 pandemic. This expansion increased the complexity of our business and has placed, and will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage our growth effectively, which could damage our reputation and negatively affect our results of operations.

While the pace of our headcount expansion has slowed, we may continue to grow our number of employees in order to meet our business plans or comply with regulatory changes. Our organizational structure will continue to evolve as we add additional customers, retailers, brands, shoppers, employees, offerings, and technologies, improve upon our product infrastructure, and as we continue to expand further domestically and internationally. Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining or increasing the productivity of our existing employees and staff, our business may be harmed. Additionally, certain units of employees may decide to unionize, in which case, we would be legally compelled to enter into good faith negotiations with the union representative over a collective bargaining agreement. Such negotiations or collective bargaining agreement may negatively impact our financial performance or results of operations. Furthermore, if we engage in workforce reductions, we may experience increased attrition beyond the intended reduction, reduced employee morale, as well as negative impacts to employee recruiting and retention and to our operations, our ability to grow our business, and our financial results. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. If we are unable to expand our operations, appropriately manage our headcount and retain and increase the productivity of our existing employees, or attract sufficient shoppers in an efficient manner, or if our operational technology is insufficient to reliably service customers, customer satisfaction will be adversely affected, and this may cause customers to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and results of operations.

Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions, slow response times, or poor experiences for customers. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal control over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to improve our transaction processing and reporting, operational and financial systems, procedures, and controls. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. We will require additional capital and management resources to grow and mature in these areas. Such investments may also require diversion of financial resources from other projects, such as the development of Instacart and related offerings. If we are unable to manage our rapid growth effectively, it could have a material adverse effect on our business, results of operations, and financial condition.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain, and motivate our personnel, we may not be able to grow effectively.

Our success and future growth depend largely upon the continued services of our management team. From time to time, there may be changes in our executive management team resulting from the hiring or departure of these personnel, due to voluntary termination of employment, illness, death, disability, or otherwise. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, including due to a leave of absence for medical reasons or otherwise, or the failure by our executive team to effectively work together or with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering capabilities. We do not maintain key man life insurance with respect to any member of management or other employee.

In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled personnel with the skills and technical knowledge that we require, including engineering, software design and programming, marketing, sales, and other key personnel, and our business plans and growth may depend on hiring a significant number of additional employees. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, and new hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, most of whom are at-will employees. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. Further, inflationary pressure may result in employee attrition to the extent our compensation does not keep up with inflation. Additionally, the failure to continue hiring new, or the loss of any significant number of our existing engineering personnel could harm our business, financial condition, and results of operations. These risks pertaining to the recruitment, retention, development, motivation, and productivity of our employees may persist or be heightened if our workforce becomes increasingly distributed as a result of our Flex First workforce model. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines or experiences significant volatility (including as valuations of companies comparable to us decline due to overall market trends, inflation, and related market effects or otherwise), or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees or result in us granting additional equity awards, which would result in additional stock-based compensation expense and further dilution to our stockholders. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.

If we cannot maintain our company culture as we grow, our business and competitive position may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the offerings that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. In addition, we may find it difficult to maintain our company culture if our employees elect to work remotely on an indefinite basis as permitted by our Flex First workforce model. Remote work may negatively impact employee morale and productivity and may also harm collaboration and innovation. If we fail to maintain our company culture, our business and competitive position may be harmed.

We are exposed to collection and credit risks, which could impact our results of operations.

Our accounts receivable are subject to collection and credit risks, which could negatively impact our results of operations and affect our liquidity and our ability to fully fund our ongoing operations. Retailers are generally obligated to pay our fees within 45 days of invoicing, and brands are generally obligated to do so within 30 to 90 days. In times of economic recession or uncertainty or as a result of any disruptive event such as instability in the banking system or future public health outbreaks, the number of retailers or brands that default on payments owed to us may increase. In addition, our results of operations may be impacted by significant bankruptcies among retailers or brands, which could negatively impact our revenue and cash flows. We cannot assure you that our processes to monitor and mitigate these risks will be effective. If we fail to adequately assess and monitor our collection and credit risks, we could experience longer payment cycles, increased collection costs, and higher bad debt expense, and our business, financial condition, and results of operations could be harmed.

The estimates of market opportunity and forecasts of market growth in our public disclosures may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate, if at all.

The estimates of market opportunity and forecasts of market growth included in our public disclosures may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described herein in this Quarterly Report on Form 10-Q. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate, if at all.

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable consumers, retailers, or brands covered by our market opportunity estimates will purchase our offerings at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our offerings and those of our competitors. Accordingly, the forecasts of market growth included in our public disclosures should not be taken as indicative of our future growth.

Acquisitions, strategic investments, partnerships, collaboration or commercial arrangements, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, consumer demands, and competitive pressures. In some circumstances, we may choose to expand our services and grow our business through the acquisition of complementary businesses and technologies rather than through internal development. For example, in August 2021, we acquired CaterXpress Pty. Ltd. DBA FoodStorm (“Foodstorm”), which offers software for self-serve kiosks that in-store customers use to place orders for catering, prepared food, deli, and bakery items; in October 2021, we acquired SBOT Technologies Inc. DBA Caper (“Caper”), a provider of artificial intelligence-powered shopping carts and consumer checkout solutions for retailers; in August 2022, we acquired Eversight, Inc. (“Eversight”), which offers AI-powered technology to create compelling savings opportunities for customers in real-time; and in September 2022, we acquired Rosie Applications Inc. (“Rosie”), which provides eCommerce storefront experiences specifically for local, independent retailers. We have also entered in the past, and will continue to seek in the future, strategic partnerships, collaborations, or commercial arrangements, or alliances with third parties, which we refer to collectively as collaborations. The identification of suitable acquisition candidates or collaborators can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions or collaborations, including as a result of regulatory inquiries or actions by antitrust authorities. In particular, our proposed or completed acquisitions or collaborations may be subject to investigations or enforcement actions by antitrust regulatory bodies in the countries in which we operate, such as the Department of Justice and the Federal Trade Commission, which have recently increased their scrutiny of merger or collaboration activity, particularly in the technology sector. In addition, once we have completed an acquisition, we may not be able to successfully integrate the acquired business.

Certain of our collaborations also are, and may in the future be, with third parties that are well-capitalized and have significant size, scale, geographic, and other advantages. As a result, certain of the terms in such arrangements may be less favorable to us. We will also have limited control over the amount and timing of resources that our collaborators dedicate to our arrangements. These arrangements may not lead to the business and financial outcomes that we expect and may also result in significantly higher costs for us or other negative impacts or impediments to our business, operations, or strategy, which we may not anticipate, that result in a material adverse effect to our business, financial condition, and results of operations. In particular, these collaborations may span multiple years, often with significant upfront costs. As a result, we may not be able to accurately assess the success of these collaborations for several periods and only after we have made substantial investments and expenditures. If any collaboration results in future material adverse effects to our business, financial condition, and results of operations, we may not be able to terminate such collaboration on a timely or cost-effective basis. Certain of these third parties, such as retailers and brands, also engage with our business in other aspects, and any disagreements or disputes in connection with collaborations may result in the loss of these third parties as customers or partners in other areas of our business. We have issued in the past, and may in the future issue, new equity or equity-linked securities to partners, which dilute our existing stockholders and may include affirmative or restrictive covenants as well as redemption or repurchase provisions.

The risks we face in connection with acquisitions, strategic partnerships, or collaborations include:

•negative impacts to our financial results as a result of incurring charges or assuming substantial debt or other liabilities, adverse tax consequences or unfavorable accounting treatment, exposure to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, failing to generate sufficient financial return to offset additional costs and expenses related to the acquisition, partnership, or collaboration, or even significant negative impacts to our business, financial condition, and results of operations;
•regulatory inquiries or actions, including remedies imposed by antitrust authorities such as divestitures, ownership or operational restrictions, or other structural or behavioral remedies, either as a condition to or following the completion of a transaction;

•difficulties or unforeseen expenditures in integrating the business, offerings, technologies, personnel, or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•disruptions to our ongoing business, diversion of resources, increases to our expenses, and distraction of our management;
•potential delays or reductions of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company or negative reputational impacts;
•difficulties in, or inability to, successfully sell any acquired products;
•our use of cash to pay for an acquisition limiting other potential uses of our cash;
•if we incur debt to fund an acquisition, such debt may subject us to material restrictions on our ability to conduct our business, as well as financial maintenance covenants; and
•if we issue a significant amount of equity or equity-linked securities in connection with future acquisitions, strategic partnerships, or collaborations, existing stockholders will be diluted and earnings per share may decrease, and we may face unfavorable tax treatment with respect to such securities.

The occurrence of any of these foregoing risks could adversely affect our business, financial condition, and results of operations and expose us to unknown risks or liabilities.
We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.

We track certain operational metrics, including customer, retailer, brand, and shopper counts and key business metrics such as orders and GTV, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics as of or for the applicable period of measurement, there are inherent challenges in these measurements. For example, reported monthly active orderers may overstate or overestimate the number of unique individuals who actively use our offerings or the number of orders in any given period, as one customer may register for, and use, multiple accounts, which could also negatively impact our estimates of customer growth or retention. We may also refine our methodology for tracking certain operational metrics from time to time, to the extent practicable, including to improve overall accuracy and alignment with management’s view of business and operating performance. Any of these updates may result in changes in certain business and operating trends and may impact comparability of these metrics across periods. Further, the accuracy of our operating metrics could be impacted by fraudulent users of Instacart. We have also tracked the impact of the COVID-19 pandemic and its variant outbreaks on our metrics, including orders influenced by the COVID-19 pandemic versus other factors, which are subject to numerous assumptions and a limited time period of data. As a result, our expectations of future trends may not be accurate or may be overstated. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our business, reputation, financial condition, and results of operations could be adversely affected.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since our founding primarily through equity financings and cash generated from our operations. We cannot be certain if our operations will continue generating sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our offerings and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features, or enhance our offerings, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. In particular, macroeconomic factors, including interest rate increases, and bank failures have caused disruption in the credit and financial markets in the United States and worldwide, which may reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our offerings, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.

If we incur debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and any debt financing we secure may have higher interest rates and could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Risks Related to Our Legal and Regulatory Environment

If the contractor status of shoppers who use Instacart is successfully challenged, or if additional requirements are placed on our engagement of independent contractors, we may face adverse business, financial, tax, legal, and other consequences.

We are involved in multiple individual and class-action lawsuits and government actions that claim that shoppers should be classified as employees rather than as independent contractors. See the section titled “Legal Proceedings—Independent Contractor Classification Matters.” We have incurred, and we expect to continue to incur, significant costs and legal fees in defending the status of shoppers as independent contractors. In particular, we have been and may continue to be subject to administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. Although we believe that we comply with applicable requirements and that shoppers are properly classified as independent contractors, we may be required to make significant payments, including through settlements, penalties, and interest as a result of these audits. Adverse determinations regarding the independent contractor status of shoppers could, among other things, significantly increase our costs to serve customers, impair or prevent the fulfillment of customer orders, or result in losses in excess of the accrued amounts in our reserve balances, any of which could seriously harm our business. Additionally, such adverse determinations may result in altering our business model and operations, including restricting the flexibility of shoppers by instituting minimum, maximum, or set hours of work, or designated locations for work, or controlling costs in other ways (such as limiting shopper access to Instacart or shopper incentives or eliminating tips), which could result in disruption to service and harm our business. Shoppers may also be entitled to the reimbursement of certain expenses and benefits under existing employment-related laws, such as those pertaining to medical insurance and minimum wage and overtime, which could result in us being liable for employment and withholding tax and benefits for such individuals, as well as other related liabilities. Such adverse determinations could also expose us to significant retroactive liability, such as liability for meal breaks, overtime premiums, and statutory penalties.

Further, the state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and among governmental agencies and is subject to change based on court decisions and regulation. For example, on April 30, 2018, in its decision in Dynamex Operations West, Inc. v. L.A. Superior Court (“Dynamex”), the California Supreme Court adopted a new standard, referred to as the “ABC” test, for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders. The Dynamex decision altered the analysis of whether an individual has been properly classified as an independent contractor in California, making it more difficult to properly classify a worker as such. The California legislature subsequently codified the “ABC” test in the Dynamex decision as the default standard for independent contractor misclassification. On December 16, 2020, the California state ballot initiative, Proposition 22, which provides a framework that offers legal certainty regarding the status of independent work and protects worker flexibility and the quality of on-demand work, among other things, became effective. Proposition 22 was expected to provide more legal certainty over the classification of workers on Instacart in California from the time it became effective on December 16, 2020. However, on August 20, 2021, a judge in Alameda County Superior Court granted a writ that, if upheld, would order the State of California not to enforce Proposition 22 on the ground that it is unconstitutional. The California Attorney General filed an appeal, and on March 13, 2023, the appellate court largely reversed the superior court and effectively upheld Proposition 22. Plaintiffs have appealed the decision to the California Supreme Court. If the appellate court ruling is reversed by the California Supreme Court, we will face continued legal uncertainty over whether we can properly classify a shopper as an independent contractor in California. Even if Proposition 22 is determined to be enforceable, we may still face allegations that certain of our business practices do not satisfy all the elements of Proposition 22. Further, Proposition 22 entitles shoppers in California to certain new pay standards and benefits, and imposes certain requirements, which increases costs for us in California, where approximately 12% of shoppers who use Instacart were located as of September 30, 2023. While we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits.

We expect continuing challenges to the independent contractor classification of shoppers who use Instacart, or the imposition of additional requirements on the use of contractors, in California and in various other jurisdictions. If legislation, regulations, or judicial decisions regarding contractors change adversely in California or other jurisdictions, including any changes similar to the Dynamex decision or California legislation, or if Proposition 22 is ultimately found to be unconstitutional, it would increase the already existing risk that shoppers who use Instacart could be construed as employees or increase costs through additional requirements imposed on the use of contractors, and would therefore significantly negatively impact our ability to contract with independent contractors for order fulfillment in those jurisdictions.

Continuing legal uncertainty regarding shopper classification may also impair our ability to expand our offerings, pursue new business verticals, and innovate on our operational strategies. Such activities may require novel or different delivery fulfillment methods or introduction of new shopper tasks that result in increased risk of litigation against our existing model, or increased risk of adverse determinations in our ongoing actions and proceedings. Any adverse determination or implementation of laws, legislation, or regulations that result in shoppers who use Instacart being classified as employees would result in disruption of service to customers and us having to incur additional expenses to employ shoppers, which could materially impair our business and results of our operations and specifically impact our current financial statement presentation including revenue and cost of revenue. In addition, a determination in, or settlement of, any legal proceeding or legislation that results in shoppers who use Instacart being classified as employees would likely require us to significantly alter our existing business model and operations and impair our ability to innovate upon and expand our offerings, which could have a material adverse effect on our results of operations and future growth. Further, if we increase customer fees or charges as a result of the increased costs under Proposition 22 or other similar laws or additional requirements or limitations on the use of contractors, we may experience customer dissatisfaction with such increased fees, which could result in decreased customer use of our offerings. Additionally, if we are unable to fully offset any additional costs incurred in connection with these compliance efforts, our results of operations may be adversely affected.

Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved could expose us to monetary damages or limit our ability to operate our business.

We have in the past been, are currently, and may in the future become, involved in claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings. We are subject to legal proceedings relating to various matters including whether we fulfilled our contractual obligations to or improperly withheld pay or tips from shoppers, whether we adequately protected the public’s or shoppers’ health and safety, whether we properly provide protected leave, whether we properly paid sales tax, whether we properly implemented our service fees, whether we improperly conduct background checks of shoppers, and whether we are responsible for injury resulting from alleged shopper actions or negligence. We are also subject to legal proceedings involving bodily injury and property damage, labor and employment, anti-discrimination claims, commercial and contract disputes, unfair competition, consumer protection regulations, including fees and pricing and related disclosures and automatic renewal laws, intellectual property, privacy, data security, and data protection, environmental laws and regulations, health and safety, weights and measures, compliance with regulatory requirements, and other matters. See the section titled “Legal Proceedings.” We have investigated many of these matters and are implementing a number of recommendations to our managerial, operational, and compliance practices, as well as strengthening our overall security measures.

The results of any such litigation, investigations, and legal proceedings are inherently unpredictable and expensive. The frequency of such claims could increase in proportion to the number of customers, retailers, brands, and shoppers that use Instacart. Any claims against us, whether meritorious or not, could be costly and harmful to our reputation, and could require significant amounts of management time and corporate resources. If any of these legal proceedings were to be determined adversely to us, or we enter into a settlement arrangement, which we have done in the past, we could be exposed to monetary damages or be forced to change the way in which we operate our business or remove valuable features or content from our platform, which could have an adverse effect on our business, financial condition, and results of operations.

Moreover, we cannot be certain that our insurance coverage will be adequate for any claims or liabilities against us, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.

We also face potential liability and expense for claims relating to the information that we publish on our mobile apps or website, including claims for trademark and copyright infringement, false advertising, consumer protection, defamation, libel, and negligence, among others.

In addition, we regularly include arbitration provisions in our terms of service with customers and shoppers. These provisions are intended to streamline the litigation process for all parties involved, as arbitration can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration may become more costly for us, or the volume of arbitrations may increase and become burdensome. Further, the use of arbitration provisions may subject us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. To minimize these risks, we may voluntarily limit our use of arbitration provisions, or we may be required to do so, in any legal or regulatory proceeding, either of which could increase our litigation costs and exposure in respect of such proceedings.

Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration on a state-by-state basis, as well as conflicting rules between state and federal law, some or all of our arbitration provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. For example, some plaintiffs’ attorneys have argued that certain shoppers are workers “in interstate commerce” and are thus exempt from the Federal Arbitration Act, and it remains possible that a court could find our agreements unenforceable against those shoppers. If our arbitration agreements were found to be unenforceable, in whole or in part, or specific claims were required to be exempted from arbitration, we could experience an increase in our litigation costs and the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition, and results of operations.

Our business is subject to various laws and regulations, which may change or increase over time and subject us to increased compliance costs and liabilities.

Our business is subject to changing laws, rules, and regulations, including, without limitation, federal, state, and local laws, and in the future, country specific laws, governing the internet, eCommerce, and hardware devices, including electronic payments, privacy, data security, data protection, the use of AIML technologies, pay and fee transparency, health information privacy and security, consumer protection, marketing and advertising, gift cards, health and safety, food and product safety, product labeling and traceability, import and export, zoning and permitting, hardware device certification, sustainability, tax, insurance, employment, weights and measures, alcohol and other age-restricted products, and worker classification and compensation. Some of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. New laws and regulations may also be adopted, implemented, or interpreted to apply to us, and existing laws and regulations that we currently comply with and operate under may be interpreted differently in the future, which may require us to change our business and operations or pricing, which may be costly and harm our customer retention and engagement as well as our results of operations. Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and in particular, companies in the “gig economy” that rely on the services of independent contractors.

Regulatory agencies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. Additionally, in response to public health threats, such as COVID-19, governments and regulatory agencies passed and may in the future pass new laws, ordinances, and regulations, often with little notice or opportunity for public comment, that impact our business. Such changes and other legal and regulatory uncertainties may adversely affect our business, financial condition, and results of operations, in particular if such changes and uncertainties occur in markets where we generate relatively larger portions of our GTV.

The cost of compliance with the evolving and ever-changing legal and regulatory environment may be significant. Our failure to comply with existing or future laws, rules, and regulations could subject us to litigation, audits, investigations, disputes, or other legal proceedings that could result in fines, civil liability, mandatory injunctions that change how we operate, or cessation of operations. As our business matures and we expand geographically and into different retail categories, we may become subject to new laws and regulations in new jurisdictions. It is difficult to predict how existing and future laws will be applied to our business as it exists today and may exist in the future.

We face potential liability, expenses for legal claims, and harm to our business based on the nature of our business and the content on Instacart.

We face potential liability, expenses for legal claims, and harm to our reputation and business relating to the nature of the on-demand food and other consumer goods delivery business, including potential claims related to food offerings, delivery, and quality. For example, third parties have asserted, and in the future could assert, legal claims against us in connection with personal injuries related to food poisoning, tampering, or accidents caused by our retail partners or shoppers while making a delivery to customers, defective products, or the sale, advertising, marketing, or consumption of alcoholic beverages, tobacco, or other regulated products by our retail partners to underage customers. Our planned and future offering enhancements may also subject us to new or unforeseen risks relating to on-demand food and consumer goods delivery. For example, we have added health attribute information, such as identifying products on Instacart as gluten- or dairy-free, and need to rely on third parties for the accuracy of such information. Erroneous reporting or omission, whether or not in our control, may result in claims against us alleging personal injuries, false advertising, and related legal claims, as well as harm to our brand and reputation.

Reports, whether true or not, of food-borne illnesses (such as caused by E. Coli, Norovirus, Hepatitis A, Campylobacter, Listeria, or Salmonella) and injuries caused by food tampering have severely injured the reputations of participants in the food business and could do so in the future as well. Further, if any such report were to affect one or more of the retailers or shoppers on Instacart, it could reduce customer confidence in and use of our offerings. The potential for acts of terrorism on food supply also exists, and if such an event occurs, it could harm our business and results of operations.

In addition, we have in the past and may in the future also be subject to direct or indirect claims as a result of our relationships with, and services provided to, retailers, such as claims involving retailers’ pricing on Instacart, infringement of intellectual property, California Proposition 65, product liability, and the Americans with Disabilities Act, among others.

We are subject to rapidly changing and increasingly stringent laws, regulations, industry standards, contractual obligations, policies and other obligations relating to privacy, data security, and data protection. The obligations, restrictions, and costs imposed by these laws, or our actual or perceived failure to comply with them, could subject us to adverse business consequences and other liabilities that adversely affect our business, operations, and financial performance.

As part of our normal business activities, we collect, use, store, share, transmit, and otherwise process sensitive, proprietary, and confidential information, including personal information of customers, retailers, brands, shoppers, employees, and others. These activities are regulated by a variety of federal, state, local, and foreign privacy, data security, and data protection laws, regulations, and industry standards, which have become increasingly stringent in recent years. In addition, existing laws and regulations are complex and constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations, and standards, and may be subject to contractual obligations, industry standards, codes of conduct, and regulatory guidance relating to privacy, data security, and data protection in the jurisdictions in which we operate. Our efforts to comply with such obligations may not be successful.

In the United States, there are numerous federal and state privacy and data security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state privacy laws, data security laws, data breach notification laws, consumer protection laws, and other similar laws (e.g., wiretapping laws). For example, the Federal Trade Commission (“FTC”), and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of personal information. Such standards require us to publish statements that describe how we handle personal information, and the choices individuals may have about the way we handle their personal information. If such statements that we publish are considered deficient, lacking in transparency, deceptive, unfair, misrepresentative, untrue, or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Furthermore, some states have passed specific laws mandating reasonable security measures for the handling of consumer personal information. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.

In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. For example, the California Consumer Privacy Act (“CCPA”), gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also creates restrictions on “sales” of personal information and the use of personal information for cross-context behavioral advertising that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our marketing programs and our Instacart Ads offerings rely on these technologies and could be adversely affected by the CCPA’s restrictions. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for certain data breaches. Additionally, the California Privacy Rights Act (“CPRA”), expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. The CPRA also restricts the use of certain categories of sensitive personal information that we handle; further restricts the use of cross-context behavioral advertising techniques on which our marketing programs and Instacart Ads offerings rely; establishes restrictions on the retention of personal information; and expands the types of data breaches subject to the private right of action. Certain states have also recently passed comprehensive privacy laws that took effect or will take effect in the near future. These new general privacy laws create restrictions on our business that are similar to the CPRA, including restrictions on “sales” of personal information and cross-context behavioral advertising. As a result, our marketing initiatives and Instacart Ads offerings could further be adversely affected, and additional investment in compliance may be required. Similar laws are being considered in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and expose us to additional liability.

We are subject to certain health information privacy and security laws as a result of the limited amount of health information that we receive in connection with the prescription delivery services that we provide on behalf of pharmacy retailers. These laws and regulations include HIPAA, which establishes privacy, security, and breach notification standards for protected health information processed by health plans, healthcare clearinghouses, and certain healthcare providers, collectively referred to as covered entities, and the business associates with whom such covered entities contract for services, as well as their covered subcontractors. We are regulated as a “business associate” of certain covered entity pharmacy retailers and must comply with HIPAA as applicable to business associates. We maintain a HIPAA compliance program, but it is not always possible to identify and deter misuse by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in preventing all misuse, breaches, or violations. Violations of HIPAA may result in significant administrative, civil, and criminal penalties. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Failure to comply with such state laws may also subject us to significant penalties. As we expand our Instacart Health offering, we anticipate that the risk associated with HIPAA compliance will increase and that we may be required to make significant investments in order to build compliant product offerings in the health space. Some U.S. states and the FTC have also adopted privacy laws or issued guidance limiting the collection and use of certain health information that may extend to our customers’ interactions with certain over-the-counter health products.

In addition, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We have had to in the past, and may in the future need to, notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers if a data breach results in unauthorized access to their personal information. These laws are not consistent with each other, and compliance in the event of a widespread data breach may be difficult and costly. We also may be contractually required to notify consumers or other counterparties of a security incident, including a reasonably suspected or actual security incident or breach. Regardless of our contractual protections, any actual or perceived security incident or breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.

Federal, state, and local privacy and consumer protection laws also govern specific technologies that we employ. For example, the Telephone Consumer Protection Act (“TCPA”), imposes significant restrictions on sending text messages or making telephone calls to mobile telephone numbers without the prior consent of the person being contacted. We also use identity verification technologies that may subject us to state and local biometric privacy laws. For example, the Illinois Biometric Information Privacy Act (“BIPA”), regulates the collection, use, safeguarding, and storage of biometric information. The TCPA and BIPA provide for substantial penalties and statutory damages and have generated significant class action activity. The cost of litigating and settling claims that we have violated the TCPA, BIPA, or similar laws could be significant.

Foreign privacy laws are also undergoing a period of rapid change, have become more stringent in recent years, and may increase the costs and complexity of offering our offerings in new geographies. In Canada, where we operate, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation (“CASL”), prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards. The Canadian province of Quebec also passed a comprehensive privacy law that grants individuals extensive rights with respect to their personal information, including the right to consent to certain marketing and advertising practices. In addition, certain of our subsidiaries have insignificant operations in China and Australia and are subject to, respectively, China’s Personal Information Protection Law (“PIPL”), and Australia’s Privacy Act 1988 and Spam Act 2003. These laws impose a number of requirements on our processing of personal information and direct marketing activities that may increase our compliance costs and risk of facing regulatory enforcement action.

One of our subsidiaries, FoodStorm, is subject to the United Kingdom General Data Protection Regulation (“UK GDPR”). Future expansion of our business, operations, or service offerings to the European Economic Area (“EEA”), will increase our exposure to data protection laws in the region, including the European Union General Data Protection Regulation (“GDPR”). The GDPR and UK GDPR impose strict requirements for processing personal data of individuals, give individuals extensive rights with respect to their personal data, and carry penalties for violations of up to the greater of EUR 20 million or 4% of total global annual turnover in the European Union, and up to the greater of GBP 17.5 million or 4% total global annual turnover in the United Kingdom. Companies that violate the GDPR or UK GDPR may also face prohibitions on data processing and other corrective action, as well as private litigation brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Europe, the United Kingdom, and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA’s and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, injunctions against our processing or transferring personal data necessary to operate our business, the inability to transfer data and work with partners, vendors and other third parties, and our ability to expand our business to the EEA, United Kingdom, or other countries with similar cross-border data transfer restrictions may be limited. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We also publish privacy policies and other statements regarding data privacy and security. If these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Other data protection laws in the EEA and the United Kingdom, such as those implementing the ePrivacy Directive, restrict the use of cookies and similar technologies on which our website, mobile app, and Instacart Ads offerings rely, including to facilitate online behavioral advertising. Regulators are increasingly focused on compliance with requirements in the online behavioral advertising ecosystem, and current national laws implementing the ePrivacy Directive are likely to be replaced in the European Union by a regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance to GDPR-level fines. Other countries outside of Europe increasingly emulate European data protection laws. As a result, operating our business or offering our services in Europe or other countries with similar data protection laws would subject us to substantial compliance costs and potential liability and may require changes to the ways we collect and use personal information. Governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate the use, transfer, and other processing of non-personal information (for example, under the European Union’s Data Act), an area which has typically been the subject of very limited or no specific regulation. This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the risks and considerations outlined above may apply equally to our processing of both personal and non-personal data.

In addition, major technology platforms on which we rely, privacy advocates, and industry groups have regularly proposed, and may propose in the future, platform requirements or self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may lose access to technology platforms on which we rely and face substantial regulatory enforcement, liability, and fines. For example, Apple requires mobile applications using its operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes. Other technology platforms are considering similar restrictions. Such restrictions could limit the efficacy of our marketing activities and our Instacart Ads offerings. In addition, consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms (such as browser signals from the Global Privacy Control) as a result of regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations.

Further, our business relies significantly on our ability to accept credit or debit card payments, including payments made using our co-branded credit card. Such payments are subject to the Payment Card Industry (“PCI”), Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, based on past, present, and future business practices. In addition, payment card networks may adopt changes to the PCI Data Security Standard, or change their interpretations of such rules in a way that we or our processors might find it difficult or even impossible to follow, or costly to implement. If we violate the PCI Data Security Standard or other applicable rules, we may incur fines or restrictions on our ability to accept payment cards or suffer reputational harm, all of which could have an adverse impact on our business.

Despite our efforts, we may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above. Any actual or perceived non-compliance, by us or the third parties upon whom we rely, could result in litigation and proceedings against us by governmental entities, customers, or others, expenditure of time and resources to defend any claim or inquiry, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our offerings in certain jurisdictions, negative publicity and harm to our brand and reputation, reduced overall demand for our offerings, or substantial changes to our business model or operations. Such occurrences could adversely affect our business, financial condition, and results of operations. Our insurance program for corporate risks, including general liability, workers’ compensation, property, cyber liability, and director and officers’ liability, may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities.

Our business could be adversely impacted by changes in the internet and mobile device accessibility of users. Companies and governmental agencies may restrict access to Instacart, our mobile apps, website, app stores, or the internet generally, which could negatively impact our operations.

Our business depends on customers and shoppers accessing Instacart via a mobile device or, with respect to customers, a personal computer, and the internet. We may operate in jurisdictions that provide limited internet connectivity, particularly if we expand internationally. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access Instacart. In addition, the internet infrastructure that we and users of our offerings rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of Instacart. Any such failure in internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.

Governmental agencies in any of the countries in which we or our customers are located could block access to or require a license for Instacart, our mobile apps, website, or the internet generally for a number of reasons, including security, confidentiality, or regulatory concerns. In addition, companies may adopt policies that prohibit their employees from using Instacart. If companies or governmental entities block, limit, or otherwise restrict customers or shoppers from accessing Instacart, our business could be negatively impacted, the number of customers and shoppers using Instacart could decline or grow more slowly, and our results of operations could be adversely affected.

We could be required to collect additional taxes or be subject to other tax liabilities in various jurisdictions which could adversely affect our results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business and occupation tax, commercial activity tax, business license tax, digital advertising tax, and gross receipts tax, to our business is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations, and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. States, localities, the U.S. federal government, and taxing authorities in other countries may seek to impose additional reporting, recordkeeping, and/or indirect tax collection obligations on our business that facilitate online commerce. For example, taxing authorities in the United States and other countries have required eCommerce platforms to calculate, collect, and remit indirect taxes for transactions taking place over the internet. A majority of U.S. state jurisdictions have enacted laws requiring marketplaces to collect and remit sales taxes on sales of their third-party sellers. Tax authorities have questioned our interpretation of taxability of our business operations, and various parties have from time to time filed, and may in the future file, complaints related to our current and historical approach to treatment of our sales tax obligations and service fee disclosures. If other agencies or parties challenge our approach to treatment of our sales tax obligations and service fee disclosures, or if such agencies and parties bring novel claims under existing laws relating to these categories of indirect taxes and service fee disclosures, we could face higher sales taxes or be subject to fines or penalties, any of which could adversely affect our business and results of operations. New legislation could also require us to incur substantial costs, including costs associated with tax calculation, collection, and remittance, and audit requirements, and could adversely affect our business and results of operations. Furthermore, if our employees elect to work remotely on a longer-term basis as a result of our Flex First workforce model, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may be increased.

We may also be subject to additional tax liabilities and related interest and penalties due to changes in U.S. federal, state, or international tax laws, administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements, or judicial decisions, changes in accounting principles and changes to the business operations, as well as evaluation of new information that results in a change to a tax position taken in prior periods. For example, if we are treated as an agent for our retail partners under U.S. state tax law, we may be primarily responsible for collecting and remitting sales taxes directly to certain states. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so, or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, and additional administrative expenses, which could materially harm our business. We are under audit by various state tax authorities with regard to sales tax and other indirect tax matters, primarily relating to the reporting of sales on behalf of our third-party sellers, or the tax treatment applied to the sale of our services in these jurisdictions. Although we have reserved for potential payments of possible past tax liabilities in our condensed consolidated financial statements, if these liabilities exceed such reserves, our financial condition will be harmed. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and results of operations.

In addition, federal tax rules generally require payors to report payments to unrelated parties to the Internal Revenue Service (“IRS”). Under certain circumstances, a failure to comply with such reporting obligations may cause us to become liable to withhold a percentage of the amounts paid to shoppers and remit such amounts to the taxing authorities. Due to the large number of shoppers, and the amounts paid to each, process failures with respect to these reporting obligations could result in financial liability and other consequences to us if we were unable to remedy such failures in a timely manner.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

As of December 31, 2022, we had federal net operating loss carryforwards of $410 million, which will not expire. Furthermore, as of December 31, 2022, we had state net operating loss carryforwards of $520 million, which, if unused, will begin to expire in 2023. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain whether various states will conform to federal tax laws. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is limited, which could accelerate or permanently increase state taxes owed.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We assessed whether we had an ownership change, as defined by Section 382 of the Code, from our formation. Based upon this assessment, we determined that we experienced ownership changes on June 26, 2013 and June 10, 2014. However, no reductions in our ability to utilize our net operating loss and tax credit carryforwards resulted under these rules. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. The IPO, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. If an ownership change occurs, including as a result of or with respect to any acquisitions we make, and our ability to use our net operating loss carryforwards (or net operating loss carryforwards that we acquire) is materially limited, it would harm our future results of operations by effectively increasing our future tax obligations.

Uncertainties in the interpretation and application of existing, new, and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax laws to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition, and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business, we may engage with business partners and third-party intermediaries to market our offerings and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of anti-corruption laws, for which we may be ultimately held responsible, or that we will be able to timely detect such actions. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition, and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We are subject to governmental export and import controls and sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws.

Instacart and our offerings are subject to U.S. export controls, including the Export Administration Regulations, and we incorporate encryption technology into certain of our offerings. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report. In addition, we have insignificant operations in China relating to the design, engineering, and supply of Caper Carts and Caper Counters to certain of our retail partners’ stores in North America, whose operations are subject to import and export controls. Any adverse changes in trade relations with China, such as tariff increases and import and export licensing and control requirements, could interfere with the shipment of Caper Carts and Caper Counters to our retail partners, which could have a negative impact on future development and adoption of Caper Carts, Caper Counters, and related prospects.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations administered by the Office of Foreign Assets Control of the U.S. Treasury Department which generally prohibit any transactions or dealings, including the provision of products and services, involving embargoed jurisdictions or sanctioned parties. Obtaining the necessary export license or other authorization for a particular transaction may be time-consuming and may result in the delay or loss of sales opportunities. Violations of U.S. sanctions or export control regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.

Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks, and our plans may not be successful.

We have expanded our presence internationally. We launched operations in Canada in December 2017 and have acquired companies that have insignificant operations in certain other countries. We expect to continue to expand our international operations and are evaluating opportunities across the world but do not have plans to launch significant operations in any specific geographic area at this time. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

•challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•an inability to attract consumers, retailers, brands, and shoppers;
•competition from local incumbents that better understand the local market, may market and operate more effectively, and may enjoy greater local affinity or awareness;
•differing demand dynamics, which may make our offerings less successful;
•differing and potentially more onerous employment and labor regulations including with respect to worker classification and collective bargaining, where employment and labor laws are generally more advantageous to workers or employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•complying with varying laws and regulatory standards, including with respect to privacy, data security, data protection, tax, and local regulatory restrictions;
•obtaining any required government approvals, licenses, or other authorizations;
•varying levels of internet and mobile technology adoption and infrastructure;
•currency exchange restrictions or costs and exchange rate fluctuations;
•operating in jurisdictions that do not protect intellectual property rights in the same manner or to the same extent as the United States;
•public health concerns or emergencies, such as the COVID-19 pandemic and other highly infectious diseases, outbreaks of which have from time to time occurred, and which may occur, in various parts of the world in which we operate or may operate in the future; and
•limitations on the repatriation and investment of funds, as well as foreign currency exchange restrictions.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. For example, we have insignificant operations in China relating to the design, supply, and engineering of Caper Carts and Caper Counters. The possibility of adverse changes in trade or political relations with China, political instability, or increases in labor costs could interfere with the manufacturing and/or shipment of Caper Carts and Caper Counters. Our insignificant business operations in China may also be negatively impacted by the current and future political environment in China. We also rely on third-party manufacturers in China for Caper Carts and Caper Counters, which exposes us to risks such as historically lower protection of intellectual property rights, unexpected or unfavorable changes in regulatory requirements, volatility in currency exchange rates, and difficulties associated with the Chinese legal system. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.

Risks Related to Our Dependence on Third Parties

We rely on third parties for elements of the payment processing infrastructure underlying Instacart. If these third-party elements become unavailable or unavailable on favorable terms, our business could be adversely affected.

The convenient payment mechanisms provided by Instacart are key factors contributing to the development of our business. We rely on third parties, including Fiserv, Klarna, Marqeta, PayPal, and Stripe, for elements of our payment processing infrastructure to accept payments from customers and remit payments to retailers and shoppers, including certain Instacart-branded programs. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, Android Pay™, and Apple Pay®, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.

In addition, system failures have at times prevented us from making payments to shoppers in accordance with our typical timelines and processes, which caused substantial shopper dissatisfaction and generated a significant number of shopper complaints. Future failures of the payment processing infrastructure underlying Instacart could cause shoppers to lose trust in our payment operations and could cause them to instead use our competitors’ platforms. If the quality or convenience of our payment processing infrastructure declines as a result of these limitations or for any other reason, the attractiveness of our business to consumers, retailers, and shoppers could be adversely affected. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be as effective, efficient, or well-received by consumers, retailers, or shoppers.

We rely on software and services from other parties. Defects in, or the loss of access to, software or services from third parties could harm our business and adversely affect the quality of Instacart.

Our offerings incorporate certain third-party software obtained under licenses from other companies, including for our background checks, data visualization, mapping, and database tools. Such third parties may discontinue their products, cease to provide their products or service to us, go out of business, or otherwise cease to provide support for such products or services in the future. Although we believe that there are commercially reasonable alternatives to the third-party software or services we currently license or receive, this may not always be the case, or it may be difficult or costly to replace existing third-party software or find a replacement third-party service. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, and we may not be able to enter into such agreements on advantageous terms. In addition, integration of the software used in our offerings with new third-party software may require significant work and substantial investment of our time and resources. Also, to the extent that our offerings depend upon the successful operation of third-party software, any undetected errors or defects in, or disruptions to the functionality of, such third-party software could prevent the deployment or impair the functionality of our offerings, delay new offering introductions, result in a failure of our offerings, and injure our reputation, which in each case could harm our financial condition and results of operations.

We currently rely on a small number of third-party service providers to host or support a significant portion of Instacart, and any interruptions or delays in services from these third parties could impair the delivery of our offerings and harm our business.

We currently host Instacart and support our operations using a combination of a small number of third-party service providers, including Amazon Web Services and Google Cloud Platform. We do not have control over the operations of the facilities of the hosting providers that we use, and these third-party operations and co-located data centers may experience break-ins, computer viruses, denial-of-service or other cyber-attacks, sabotage, acts of vandalism, and other misconduct. These facilities may also be vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events. We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, website hosting disruptions, and capacity constraints. Any such limitation on the capacity of our third-party service providers could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, and results of operations. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. A prolonged service disruption affecting our service for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party service providers we use.

In addition, any changes in our hosting provider’s service levels may adversely affect our ability to meet the expectations of customers, retailers, brands, and shoppers. Our systems do not provide complete redundancy of data storage or processing, and as a result, the occurrence of any such event, a decision by our third-party service providers to close our co-located data centers without adequate notice, or other unanticipated problems may result in our inability to serve data reliably or require us to migrate our data to either a new on-premise data center or public cloud computing service. This could be time-consuming and costly and may result in the loss of data, any of which could significantly interrupt the provision of our offerings and harm our reputation and brand. We may not be able to easily switch to another public cloud or data center provider in the event of any disruptions or interference to the services we use, and even if we do, other public cloud and data center providers are subject to the same risks. Additionally, our co-located data center facility agreements are of limited durations, and providers of our co-located data center facilities have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew our agreements with these facilities on commercially reasonable terms, we may experience delays in the provision of our offerings until an agreement with another co-located data center is arranged, and any business interruptions that impact the delivery of our offerings as a result of these delays may reduce our revenue, cause shoppers and retailers to stop offering their services through Instacart, and reduce use of our offerings by customers. In addition, if we are unable to scale our data storage and computational capacity sufficiently or on commercially reasonable terms, our ability to innovate and introduce new offerings on Instacart may be delayed or compromised, which would have an adverse effect on our growth and business.

We rely on mobile operating systems and app marketplaces to make portions of Instacart available to customers, retailers, brands, and shoppers, and if we do not effectively operate with such app marketplaces, our usage or brand recognition could decline and our business, financial condition, and results of operations could be adversely affected.

We depend in part on mobile operating systems, such as Android and iOS, and their respective app marketplaces to make Instacart available to customers, retailers, brands, and shoppers. Any changes in such systems and app marketplaces that degrade the functionality of our apps or give preferential treatment to our competitors’ apps could adversely affect Instacart’s usage on mobile devices. If such mobile operating systems or app marketplaces limit or prohibit us from making our apps available to customers, retailers, brands, or shoppers, make changes that degrade the functionality of our apps, change the way we collect or use data, increase the cost of using our apps, impose terms of use unsatisfactory to us, alter how we collect fees, increase our compliance costs, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ app marketplace is more prominent than the placement of our apps, our growth could slow. Our apps have experienced fluctuations in placement in the past, and we anticipate similar fluctuations in the future. Additionally, we are subject to requirements imposed by app marketplaces such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we collect, use and share data from users. For example, Apple requires mobile applications using its iOS mobile operating system to obtain a user’s permission to track them or access their device’s advertising identifier for certain purposes. The long-term impact of these and any other changes remains uncertain. If we do not comply with applicable requirements imposed by app marketplaces, we could lose access to the app marketplaces and users, and our business would be harmed. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our apps or that we can effectively roll out updates to our app. Additionally, in order to deliver high-quality apps, we need to ensure that Instacart is designed to work effectively with a range of mobile technologies, systems, networks, and standards. If customers, retailers, brands, or shoppers that utilize Instacart encounter any difficulty accessing or using our apps on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, we expect that our growth and engagement would be adversely affected.

We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and results of operations.

We procure third-party insurance policies to cover various operations-related risks including automobile liability, employment practices liability, workers’ compensation, business interruptions, errors and omissions, cybersecurity and data breaches, crime, directors’ and officers’ liability, occupational accident insurance for shoppers, and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving offerings, we are not able to, or may not be able to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving offerings, and we may have to pay high premiums, co-insurance, self-insured retentions, or deductibles for the coverage we do obtain. We rely on a limited number of insurance providers, and should such providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure replacement coverage on reasonable terms or at all. If our insurance carriers change the terms of our policies in a manner not favorable to us or to shoppers, our insurance costs could increase. Further, if the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.

If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, co-insurance, or otherwise paid by our insurance policy. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance costs and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if the cost per claim, premiums, the severity of claims, or the number of claims significantly exceeds our historical experience and coverage limits; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the severity or number of claims under our deductibles or self-insured retentions differs from historical averages.

We are also subject to certain contractual requirements to obtain insurance. For example, some of our agreements with retailers require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these retailer agreements. In addition, we are subject to local laws, rules, and regulations relating to insurance coverage which could result in proceedings or actions against us by governmental entities or others. Any failure, or perceived failure, by us to comply with existing or future local laws, rules, and regulations or contractual obligations relating to insurance coverage could result in proceedings or actions against us by governmental entities or others. Additionally, anticipated or future local laws, rules, and regulations relating to insurance coverage, could require additional fees and costs. Compliance with these rules and any related lawsuits, proceedings, or actions may subject us to significant penalties and negative publicity, require us to increase our insurance coverage, require us to amend our insurance policy disclosure, increase our costs, and disrupt our business.

Risks Related to Our Intellectual Property

Failure to adequately maintain and protect our intellectual property and proprietary rights could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively.

Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. To protect our rights to our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws, domain name registrations, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. However, the protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation, dilution or other violations of our intellectual property rights. We make business decisions about when and where to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that our applications for patents will be granted, and even if they are, that the resulting patents will be of sufficient scope to provide meaningful protection. Further, even if we obtain adequate protection, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our patents and other intellectual property rights. Effective patent, trademark, copyright, and trade secret protection may not be available to us or in every jurisdiction in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively. Further, third parties may challenge the validity, enforceability, registration, ownership or scope of our intellectual property rights, and defending against any such claims could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, results of operations, and financial condition.

If we fail to protect our intellectual property rights adequately, our competitors may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical offerings or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation. Despite our pending U.S. patent applications, there can be no assurance that our patent applications will result in issued patents, or even if issued, that such patents would be of sufficient scope to provide meaningful protection. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents we have or may obtain, or that are licensed to us now or in the future, may not provide us with competitive advantages or may be successfully challenged by third parties. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming. Despite our precautions, it may be possible for unauthorized third parties to copy our offerings and technology capabilities and use information that we regard as proprietary to create offerings that compete with ours. The value of our trademarks could be diminished if others assert rights in or ownership of our trademarks, or if they use and assert rights in trademarks that are similar to our trademarks. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. We may be unable to successfully resolve these types of conflicts to our satisfaction.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how, and trade secrets. Moreover, no assurance can be given that these agreements will be effective in controlling access to our proprietary information or the distribution, use, misuse, misappropriation, reverse engineering, or disclosure of our proprietary information, know-how, and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings and technology capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor for infringement and to enforce our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, and if such defenses, counterclaims, or countersuits are successful, we could lose valuable intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offerings and technology capabilities, impair the functionality of our offerings and technology capabilities, delay introductions of new offerings, result in our substituting inferior or more costly technologies into our offerings, or injure our reputation.

We may not be able to successfully halt the operations of copycat websites or the infringement or misappropriation of intellectual property rights in Instacart, or elements or functionality embodied therein, including, but not limited to, our digital catalog. From time to time, third parties have accessed Instacart’s servers without authorization and misappropriated our digital catalog through website scraping, “bots,” web crawlers, or other tools or means. In addition, copycat websites have imitated or attempted to imitate elements or functionality of Instacart. As a result, we have employed technological and legal measures, including initiating lawsuits, in an attempt to halt such infringement or misappropriation. We expect such activities to continue to occur. However, we may not be able to detect all such activities in a timely manner and, even if we do, we cannot guarantee that our efforts to protect and enforce our intellectual property rights will be successful. Regardless of whether we can successfully enforce our rights against these websites or third parties, any measures that we may take could require us to expend significant financial or other resources.

We are currently, and may in the future become, party to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

We have in the past been, are currently in, and may in the future become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our offerings without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our offerings are infringing, misappropriating, or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation, or violation. For example, we rely on a combination of third-party intellectual property licenses and the fair use doctrine when we refer to third-party intellectual property, such as brand names and product images, on Instacart. Third parties may dispute the scope of those rights or the applicability of the fair-use doctrine or otherwise challenge our ability to reference their intellectual property in the course of our business. From time to time, we are contacted by companies controlling brands of products that are sold by retailers, demanding that we cease referencing those brands or take down product images on Instacart. Additionally, companies in the internet and technology industries, and other patent holders, including “non-practicing entities,” seeking to profit from royalties in connection with grants of licenses or seeking to obtain injunctions, own large numbers of patents and other intellectual property and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In 2020, we held conversations with International Business Machines Corporation, or IBM, regarding IBM’s patent portfolio. In connection with these conversations, and to resolve any allegations of possible infringement of IBM’s patents, in January 2021, we entered into an arrangement to significantly increase the size of our patent portfolio, including the acquisition of over 250 patents from IBM and a patent cross-license. However, this strategy of cross-licensing our patent portfolio with third parties in order to settle infringement claims brought against us may not be appropriate in the future and is not effective against certain patent owners, such as non-practicing entities.

Other parties have asserted, and in the future may assert, that we have infringed their intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be time consuming and costly to defend, cause us to cease using or incorporating the asserted intellectual property rights, divert management’s attention and resources, and expose us to other legal liabilities, such as indemnification obligations. We could be required to pay substantial damages or cease using intellectual property or technology that is deemed infringing or be required to enter into royalty or licensing agreements to obtain the right to use a third party’s intellectual property. Any such royalty or licensing agreements may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could result in us being required to pay significant damages or enter into costly license or royalty agreements, either of which could have an adverse impact on our business. The technology industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the technology industry are often required to defend against litigation claims based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, some companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Relative to certain of our competitors, we do not currently have a large patent portfolio, and our relative patent portfolio size may reduce the deterrence value of our portfolio against patent infringement claims brought by competitors or other entities with larger portfolios. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any potentially infringing aspect of our business, we could be forced to rebrand our offerings, limit, or stop sales of our offerings and technology capabilities, or cease business activities related to such intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•cease selling or using offerings that incorporate the intellectual property rights that we allegedly infringe, misappropriate, or violate;
•make substantial payments for legal fees, settlement payments, or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign the allegedly infringing offerings to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations. Moreover, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We expect that the occurrence of infringement claims is likely to grow as the market for Instacart and our offerings grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.

Our use of third-party open source software could adversely affect our ability to offer Instacart and our offerings and subjects us to possible litigation.

We use third-party open source software in connection with the operation, development, and deployment of Instacart and our offerings. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source licenses require end-users who distribute or make available across a network software and services that include open source software to make available the source code of all or part of such software, which in some circumstances could include valuable proprietary code, and also prohibit the charging of fees to licensees for use of such code. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and to shield our valuable proprietary source code from these open-source license requirements, we have not run a complete open source license review and may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, that could require us to disclose source code of our proprietary software, prohibit us from charging fees for use of our proprietary software, or render our software temporarily unavailable. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. If we were to receive a claim of non-compliance with the terms of any of our open source licenses, we may be required to publicly release certain portions of our proprietary source code, expend substantial time and resources to re-engineer some or all of our software, or temporarily disable one or more features of our platform.

In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise Instacart. Additionally, because any software source code that we contribute to open source projects becomes publicly available, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we would be unable to prevent our competitors or others from using such contributed software source code. Any of the foregoing could be harmful to our business, financial condition, or results of operations and could help our competitors develop offerings that are similar to or better than ours.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock may be volatile and could decline significantly and rapidly.

The trading price of our common stock could be subject to wide fluctuations in response to numerous factors in addition to the ones described in this “Risk Factors” section many of which are beyond our control, including:

•actual or anticipated fluctuations in our results of operations and growth rates, including as a result of any future public health outbreaks;
•the number of shares of our common stock made available for trading;
•overall performance of the equity markets and the economy as a whole;
•changes in the financial projections we may provide to the public and/or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•changes in the pricing of our offerings;
•actual or anticipated changes in our growth rate relative to that of our competitors;
•changes in the anticipated future size or growth rate of our addressable markets;
•announcements of new products, or of acquisitions, strategic partnerships, joint ventures, or capital-raising activities or commitments, by us or by our competitors;
•repurchases or expectations with respect to repurchases of our common stock by us;
•additions or departures of board members, management, or key personnel;
•rumors and market speculation involving us or other companies in our industry;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to privacy, data security, data protection, and cyber security in the United States or globally;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•health epidemics, such as the COVID-19 pandemic, influenza, and other highly infectious diseases;
•expiration of lock-up agreements and market stand-off provisions;

•repurchases by us of our outstanding common stock; and
•sales or expectations with respect to sales of shares of our capital stock by us or our security holders.
In addition, stock markets, with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, and financial condition.

Future sales of our common stock in the public market could cause the market price of our common stock to decline.

Sales, directly or indirectly of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore, may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.

We and all of our directors and executive officers, and holders of substantially all of our common stock and securities exercisable for or convertible into our common stock, have entered into lock-up agreements with the underwriters and/or agreements with market stand-off provisions that restrict our and their ability to sell or transfer shares of our capital stock, and securities convertible into or exercisable or exchangeable for shares of our capital stock, for a period of 180 days from the pricing date of our IPO, subject to earlier termination on the date on which an open trading window period commences following our release of earnings for the quarter ending December 31, 2023, subject to certain customary exceptions and certain provisions that provide for the early release of certain shares. In addition, Goldman Sachs & Co. LLC may, in its sole discretion, release certain stockholders from the lock-up agreements prior to the end of the lock-up period. If not earlier released, all of our shares of common stock, other than those sold in the IPO, which are freely tradable, will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, as amended (“Securities Act”).

Further, certain holders of our capital stock have rights, subject to some conditions and the lock-up agreements and market stand-off provisions described above, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.

In November 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $500 million of our common stock, at management’s discretion. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our common stock under this authorization.

The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price.

The existence of our share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, as well as to invest in securities to generate returns on our cash balance. We also may fail to realize the anticipated long-term stockholder value of any share repurchase program.

In addition, as part of the Inflation Reduction Act of 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases.

Our executive officers, directors, and principal stockholders, if they choose to act together, continue to have the ability to control or significantly influence all matters submitted to stockholders for approval. Furthermore, certain of our current directors were appointed by our principal stockholders.

Our executive officers, directors, and greater than 5% stockholders, in the aggregate, beneficially own a significant portion of our outstanding common stock. Furthermore, certain of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors, and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.

From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions, and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this “Risk Factors” section, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise, except as may be required by law. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and we cannot assure you of the reliability of any such information even if it is attributed directly or indirectly to us.

We could experience volatility in our trading price and trading volume if securities or industry analysts cease to publish research about our business, or if they publish inaccurate or unfavorable research.

We do not have any control over the content and opinions included in reports published by equity research analysts, and we cannot assure you that any equity research analysts will continue to adequately provide research coverage of our common stock. A lack of adequate research coverage at any time may harm the liquidity and trading price of our common stock. The trading price of our common stock could decline if one or more equity research analysts downgrade our stock or publish inaccurate or unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our common stock could decrease, which in turn could cause our trading price to decline and/or or trading volumes to fluctuate.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. In addition, our ability to pay dividends on our capital stock is limited by the terms of the Series A Preferred Stock and may be further restricted under future contractual arrangements. Accordingly, you must rely on the sale of your common stock after price appreciation, which may never occur, as the only way to realize any future gain on your investment.

Additional stock issuances could result in significant dilution to our stockholders.

We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, to the extent outstanding stock options or warrants to purchase our stock are exercised, RSUs settle, or the Series A Preferred Stock is converted, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

The Series A Preferred Stock ranks senior to our common stock, impacts our ability to pay dividends, and may result in significant dilution.

The Series A Preferred Stock ranks senior to our common stock. Accordingly, in the event of our liquidation or dissolution in bankruptcy or otherwise, the holders of the Series A Preferred Stock would receive their liquidation preference prior to any distribution being available to holders of our common stock. The terms of the Series A Preferred Stock also require us to obtain approval from the holders of the outstanding shares of Series A Preferred Stock for any cash dividends on our common stock in excess of a 5.0% annual dividend yield. Any dividend payment on our common stock will also result in adjustments to the conversion price of the Series A Preferred Stock. In addition, upon a conversion of the Series A Preferred Stock, your percentage ownership in us will be diluted.

Certain provisions in our corporate charter documents and under Delaware law may prevent or hinder attempts by our stockholders to change our management or to acquire a controlling interest in us, or bring a lawsuit against us or our directors and officers, and the trading price of our common stock may be lower as a result.

There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by our stockholders. These anti-takeover provisions include:

•a classified board of directors so that not all members of our board of directors are elected at one time;
•the ability of our board of directors to determine the number of directors and to fill any vacancies and newly created directorships;
•a requirement that our directors may only be removed for cause;
•a prohibition on cumulative voting for directors;
•the requirement of a super-majority to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorization of the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan; and
•an inability of our stockholders to call special meetings of stockholders; and a prohibition on stockholder actions by written consent, thereby requiring that all stockholder actions be taken at a meeting of our stockholders.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a three-year period beginning on the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our amended and restated certificate of incorporation, our amended and restated bylaws, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

In addition, the limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Our amended and restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws;
•any action seeking to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws;
•any action as to which Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions, and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

General Risk Factors

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations, and financial condition.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our second annual report required to be filed with the SEC following our IPO. We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

U.S. generally accepted accounting principles (“GAAP”), are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting for our business is complex, particularly in the area of revenue recognition, and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations of accounting regulations. Changes to our business model and accounting methods, principles, or interpretations could result in changes to our financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results, and may require that we change how we process, analyze, and report financial information and our financial reporting controls.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; legal contingencies; income taxes; sales and indirect tax reserves; fair value of assets acquired and liabilities assumed for business combinations; and valuation of our common stock and equity awards. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Recent Sales of Unregistered Equity Securities

From July 1, 2023 to (but not including) September 19, 2023 (the date of the filing of our registration statement on Form S-8, File No. 333-274569), we granted an aggregate of 1,324,675 RSUs under our 2018 Equity Incentive Plan to our employees to be settled in shares of our common stock.

(b) Use of Proceeds
On September 21, 2023, we completed our IPO in which we registered and sold an aggregate of 14,100,000 shares of our common stock for our account, and we registered an aggregate of 7,900,000 shares of our common stock that certain selling stockholders sold for their accounts. The shares of common stock sold in the IPO were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-274569) (the “IPO Registration Statement”), which was declared effective by the SEC on September 18, 2023. Our shares of common stock were sold at an initial public offering price of $30.00 per share, which generated aggregate gross proceeds of $423 million for our account and $237 million for the accounts of the selling stockholders. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering.

We received net proceeds from the IPO of approximately $392 million, after deducting underwriting discounts of $22 million and offering expenses of $9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds from our IPO and the proceeds from the private placement of Series A Preferred Stock that we completed immediately subsequent to the IPO were entirely used to satisfy our tax withholding and remittance obligations related to the settlement, vesting, and/or exercise of certain equity awards in connection with the IPO. There has been no material change in the expected use of the net proceeds from our IPO and the private placement as described in the prospectus included in the IPO Registration Statement.

(c) Issuer Purchases of Equity Securities

In November 2023, our board of directors approved a share repurchase program with authorization to purchase up to an aggregate of $500 million of our common stock. The share repurchase program has no expiration date. In determining the authorization of the share repurchase program, including the amount authorized, our board of directors considered the trading price levels of our common stock, including relative to that of comparable companies, our cash position, and other relevant business, tax, and legal factors. Our board of directors also considered our profitability and positive operating cash flow in recent periods, which enable us to both engage in capital return and reinvest in our talent, technology, and long-term bets to drive more profitable growth and help our partners navigate the digital transformations of their businesses. As such, our board of directors believes that these factors will allow us to generate more value for our stockholders over the long term.

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)			(in thousands)		(in millions)
July 1, 2023 to July 31, 2023	—	$—		—		$—
August 1, 2023 to August 31, 2023	—	$—	—	—	—	$—
September 1, 2023 to September 30, 2023	163	$30.00		—	—	$—
Total	163			—	—
___________
(1) Shares repurchased and cancelled to satisfy withholding tax obligations related to vesting of certain restricted stock. The fair value of our common stock was $30.00 per share (which is equal to our IPO price).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Maplebear Inc.	8-K	001-41805	3.1	9/22/2023
3.2	Certificate of Designation of Series A Convertible Preferred Stock.	8-K	001-41805	3.2	9/22/2023
3.3	Amended and Restated Bylaws of Maplebear Inc.	S-1/A	333-274213	3.4	9/11/2023
4.1	Ninth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated February 26, 2021.	S-1	333-274213	4.2	8/25/2023
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-274213	10.1	8/25/2023
10.2	Maplebear Inc. 2013 Equity Incentive Plan and related form agreements.	S-1	333-274213	10.2	8/25/2023
10.3	Maplebear Inc. 2018 Equity Incentive Plan and related form agreements.	S-1	333-274213	10.3	8/25/2023
10.4	Maplebear Inc. 2023 Equity Incentive Plan and related form agreements.	S-1/A	333-274213	10.4	9/15/2023
10.5	Maplebear Inc. 2023 Employee Stock Purchase Plan.	S-1/A	333-274213	10.5	9/15/2023
10.6	Maplebear Inc. Non-Employee Director Compensation Policy.	S-1	333-274213	10.6	8/25/2023
10.7	Maplebear Inc. Severance and Change in Control Plan and related participation agreement.	S-1	333-274213	10.7	8/25/2023
10.8	Maplebear Inc. Executive Performance Bonus Plan.	S-1	333-274213	10.8	8/25/2023
10.9	Form of Confirmatory Offer Letter Agreement entered into between the Registrant and certain of its executive officers.	S-1	333-274213	10.9	8/25/2023
10.10	Amended and Restated Offer Letter Agreement between the Registrant and Fidji Simo, dated December 7, 2022.	S-1	333-274213	10.10	8/25/2023
10.11	Office Lease Agreement between the Registrant and 50 Beale Street LLC, dated May 12, 2015, as amended through May 15, 2019.	S-1	333-274213	10.12	8/25/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
___________
* The certifications furnished herewith are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAPLEBEAR INC.

Date:	November 13, 2023	By:	/s/ Fidji Simo
Fidji Simo
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 13, 2023	By:	/s/ Nick Giovanni
Nick Giovanni
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2023	By:	/s/ Alan Ramsay
Alan Ramsay
Chief Accounting Officer
(Principal Accounting Officer)