Form 10-K
period 2023-12-31
Maplebear Inc.
filed 2024-03-05
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-41805

MAPLEBEAR INC.

(Exact name of registrant as specified in its charter)
Delaware	46-0723335
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
50 Beale Street, Suite 600
San Francisco, California 94105
(Address of principal executive offices) (Zip code)
(888) 246-7822
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CART	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on December 31, 2023, based on the closing price of $23.47 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $4.2 billion. The registrant has elected to use December 31, 2023 as the calculation date because on June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately held company.

The registrant had outstanding 266,498,832 shares of common stock, par value $0.0001 per share, as of February 29, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

MAPLEBEAR INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our financial performance, including revenue, cost of revenue, gross profit, operating expenses, net income, and key metrics such as gross transaction value (“GTV”) and orders, and our ability to maintain or increase future profitability and generate profitable growth over time;
•macroeconomic and industry trends, including the impact of inflation, rising interest rates, the effects of supply chain challenges, the cessation of government aid, and geopolitical conflicts;
•our ability to effectively manage our growth and plan for and execute growth strategies and initiatives;
•anticipated trends, growth rates, and challenges in our financial performance, key metrics, and business and in the markets in which we operate;
•our ability to attract new customers and shoppers and maintain and/or increase engagement of customers and shoppers;
•our ability to expand our offerings to existing or new retailers, customers, and brands and whether retailers and advertisers launch or utilize our offerings in the manner and timing that we expect;
•our ability to maintain and expand our relationships with retailers and brands and the effects of retailer consolidation;
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
•our ability to develop new offerings, features, and use cases and bring them to market in a timely manner, and whether current and prospective retailers, customers, brands, and shoppers will adopt these new products, offerings, features, and use cases;
•the subsiding effects of the COVID-19 pandemic and its variants, or the impact of future public health crises;
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
•our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel, including in light of our workforce restructuring in February 2024;

•our expectations concerning relationships with third parties;
•our expectations regarding our share repurchase program; and
•the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information, actual results, revised expectations or the occurrence of unanticipated events, except as required by law.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company,” and “Instacart” refer to Maplebear Inc. and its consolidated subsidiaries.

PART I

Item 1. Business
OVERVIEW
Instacart is powering the future of grocery through technology. We partner with retailers to help them successfully navigate the digital transformation of their businesses.

Instacart was founded in 2012 to bring the grocery industry online and help make grocery shopping effortless. We started by understanding what consumers want and then built enterprise-grade technologies that allow retailers to meet those needs. We want to enable any retailer, large or small, to drive success both online and in-store and serve their customers better in all of the ways they choose to shop. As of December 31, 2023, more than 1,500 national, regional, and local retail banners partner with Instacart. We have demonstrated our ability to help our retail partners drive strong growth and stay competitive in a complex and increasingly digital industry.

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

When shopping for groceries, consumers want selection, quality, value, and convenience, and they shop in many different ways. Instacart started as a way for households to conveniently manage their weekly grocery shopping, a recurring and high order value consumer use case. Today, customers can place orders for delivery or pickup across a variety of use cases including the weekly shop, bulk stock-up, convenience, and special occasions. Customers can select the fulfillment option and speed that best serve their needs. For example, a busy parent may prefer the reliability of having their family’s groceries delivered every Sunday, but if they need a few items in the middle of the week, they can trust Instacart to help deliver the items they need with priority delivery (as fast as 30 minutes). Each order can be shopped for and delivered with care by one of the hundreds of thousands of shoppers who value the flexible earnings opportunities that Instacart provides.

As consumers and retailers move online, brands can use Instacart Ads as a new way to reach customers at the point of purchase and within minutes of delivery and consumption. As of December 31, 2023, more than 5,500 brands are using Instacart Ads and are now more easily discoverable as customers fill their digital carts. Instacart Ads offers brands a highly measurable ads offering that leverages first-party transaction data to move products off of store shelves more efficiently.

Instacart is built for the entire grocery ecosystem, improving the experiences for each of our constituents and helping them succeed:

•Retailers. We enable more than 1,500 retail banners to grow by providing technology that can accelerate the digital transformation of their entire business.
•Customers. As of December 31, 2023, we reach over 95% of households in North America, and help our customers shop at their favorite retailers and enjoy selection, quality, value, and convenience. Our membership program, Instacart+, offers expanded customer benefits including unlimited free delivery on orders over a certain size, a reduced service fee, credit back on eligible pickup orders, and exclusive benefits.
•Brands. We represent one of the largest and fast growing eCommerce channels for brands. We provide discovery and attractive ROI for over 5,500 brands through our industry-leading advertising tools and insights purpose-built for the online grocery category. We estimate that on average, our ads deliver more than a 15% incremental sales lift, and in some cases twice that, for our brand partners.(1)

___________
(1) Based on internal tests run across all brand partners using our Sponsored Product ads offering in the year ended December 31, 2023 and individual tests run for select brands or types of brands.

•Shoppers. As of December 31, 2023, we offer approximately 600,000 shoppers an immediate, flexible earnings opportunity that allows them to choose when and how much to work.(2) Shoppers are deeply valued members of the Instacart community, and we strive to make the shopping experience as seamless as possible and protect shoppers while they work.
INSTACART TECHNOLOGY

We built Instacart to serve the entire grocery ecosystem. The key pillars of our technology are Instacart Marketplace, Instacart Enterprise Platform, and Instacart Ads. Our solutions are underpinned by a shared foundation of technology, infrastructure, data insights, and fulfillment that leverages our scale and expertise specific to the grocery category. Our technology solutions are better together. Since our founding, Instacart has powered more than one billion orders. This scale gives us unique insights into consumer buying behavior, needs, and trends across the entire grocery industry in North America. We then utilize these insights to enhance Instacart Enterprise Platform, ensuring retailers can best meet their customers’ needs across their owned and operated online and physical storefronts. Similarly, Instacart Enterprise Platform enhances Instacart Marketplace, as our deep integration with retailers allows us to expand marketplace capabilities for our customers.

Enabling a digital grocery experience is highly complex. Our machine learning algorithms process billions of data points each day(3) to optimize a range of decisions and tasks, including basket building, merchandising, personalization, ads quality, demand forecasting, order fulfillment, shopper fleet mobilization, dispatching, routing, fraud costs, and appeasements per order. Our technology and data insights drive efficiencies for retailers, customers, brands, and shoppers. Furthermore, we have designed our technology infrastructure to scale in real time to accommodate demand spikes. We work with multiple third parties that provide cloud hosting services that allow us to quickly and efficiently scale our technology.

We collect billions of data points across millions of orders each quarter, more than one billion searches, billions of Sponsored Product ads impressions, hundreds of millions of shopper-customer interactions, and facilitate orders fulfilled from over 85,000 stores.(3)

Instacart Marketplace

We launched Instacart Marketplace in 2012, through which we help customers find their favorite products, provide an innovative ad business that inspires people to try new brands, connect customers to our dedicated shopper community, and help retailers and customers build deeper relationships. We help retailers serve their customers’ needs as to how and where they want to shop by supporting a wide array of fulfillment options, shopping occasions, and categories.

Instacart Enterprise Platform

Instacart Enterprise Platform is an end-to-end technology solution that powers retailers across all aspects of their business. Our offerings are modular, allowing retail partners to pick and choose which technologies best fit their needs. These solutions work seamlessly together, so retailers can more efficiently integrate with Instacart than they can with multiple separate technologies. Key components of Instacart Enterprise Platform include:

•eCommerce. We power world class eCommerce storefronts for more than 600 retail banners and services as of December 31, 2023, from product discovery tools, to merchandising, to different payment models, to loyalty-as-a-service.
•Fulfillment. We help retailers fulfill grocery orders directly from their stores through our community of dedicated shoppers. Retailers — from national and regional retailers to local mainstays — can leverage our fulfillment API to help fulfill orders that are placed through their owned and operated online storefronts. In most instances, Instacart shoppers pick, pack, and deliver these orders, but retailers can also use our technology to enable orders that are picked and packed by their own employees, or use a combination of the two.

___________
(2) Based on shoppers who completed at least one order during the month ended December 31, 2023.
(3) For the quarter ended December 31, 2023. Number of stores as of December 31, 2023.

•Connected Stores. Instacart helps retailers create a unified, seamless, and personalized experience across their online and in-store footprints by leveraging technologies like Caper Carts, Scan & Pay, Lists, Carrot Tags, FoodStorm, and Out of Stock Insights.
•Ads and Marketing. Carrot Ads, our enterprise ads offering, brings the best of Instacart Ads to retailers’ owned and operated online storefronts and apps. This opens up new revenue streams for retailers and increases the profitability of online orders. Our retail partners can also utilize our suite of marketing solutions, from self-serve tools to fully customized strategic partnerships, to grow their business by serving targeted promotions to customers.
•Insights. Insights gives retailers near real-time visibility into their operations. By enabling visibility into key metrics like item popularity, inventory levels and availability, order sizes, delivery times, delivery ratings, and sales, Insights helps retailers optimize operations and provide better customer experiences.
Instacart Ads

Instacart Ads combines the best of digital advertising — precision, actionability, and measurability — with the ability to directly move products off the shelves at stores, getting these products into the hands of customers within hours. Because it offers brands a way to reach customers at the point of purchase and within minutes of delivery and consumption, our solution delivers highly measurable and strong ROI across all parts of the customer shopping journey, from awareness to consideration to purchase. We have a wide breadth of advertising solutions, including Sponsored Product ads, display ads, coupons, and brand pages, to meet all of our brand partners’ needs. Instacart Ads also enables brands to learn more about general consumer behavior from discovery to purchase, offering valuable insights about how to optimize their advertising spend.

We are not only building our advertising solutions to benefit brands, but also customers and retailers. We believe Instacart Ads delivers a superior shopping experience and improves pricing for customers by giving them access to thousands of deals and discounts, which in turn drives larger average order values for our retail partners. Retailers are also able to leverage Carrot Ads, an Instacart Enterprise Platform product that brings Instacart Ads to retailers’ own eCommerce sites and expands the customer reach available to our brand partners.

Shopper App

We offer shoppers a mobile application (iOS and Android) that powers the entire shopper experience seamlessly.

•Getting Started. Shoppers can download our mobile app and sign up within minutes. Onboarding includes entering a valid driver’s license, contact information, and taking a picture. Following a thorough background check, shoppers are provided with a virtual credit card and can begin shopping and earning the same day.
•Batch Information. We give shoppers upfront information about each batch they view on Instacart. We tell them how much they will earn from Instacart, the estimated customer tip, number and type of items, store details, estimated driving distances, and more. Our batching algorithm offers shoppers chances to take multiple orders at once to maximize earnings.
•Picking Technology. Once in a store, our shopper app recommends how to pick the highest-quality produce and the best replacement if an item is out of stock. Our picking technology is optimized for the complexities of grocery, where one order could include a bunch of kale, several ripe avocados, a pint of ice cream, and a pound of steak.
•Shopper-Customer Chat. We provide shoppers with a number of in-app tools to help them communicate directly with customers to improve the quality of their shopping experience. Shoppers can send photos to customers and inquire directly about replacements, refunds, or other clarifications to give customers the chance to decide what would make their orders complete. This technology is informed by hundreds of millions of shopper-customer interactions.
•Batching and Delivery. Our fulfillment technology facilitates order allocations and suggests optimal routes to reduce the total time a shopper is on a delivery. Our algorithms based on billions of data points decide in real time how to take customer orders and create the most efficient batch offers for shoppers, in order to maximize earnings opportunities. Our machine learning simulations run every minute to re-compute the optimal combination of batch offers.

•Peak Earning Times. We give shoppers valuable information about the days and times that will offer the highest earning opportunities in specific areas through our Peak Earning Times feature. This helps shoppers plan for the week ahead and maximize their earnings potential.
OUR GROWTH STRATEGIES

We plan to continue to grow by delivering the best online grocery experience to more customers, increasing the number of retailers we partner with and deepening our relationships with existing retail partners, and increasing our advertising revenue.

•Attract New Customers and Expand Use Cases. We will continue to help retail partners capture new customers as consumer behaviors and preferences shift. We are focused on the following avenues to achieve this:
◦Grow Online Penetration. We plan to invest in incentives, performance and brand marketing, and partnerships to grow our customer base and expand the online grocery market.
◦Expand Omni-Channel Offerings. We began with delivery but have since introduced pickup and in-store capabilities, including AI-powered Caper Carts.
◦Introduce New Use Cases and Broaden Selection. We will continue to broaden grocery shopping occasions, grocery-adjacent verticals, and tailor our offering for additional shopping use cases, like Instacart Business.
◦Increase Access. We will continue to offer a wide range of fulfillment options, including pickup, no rush delivery, and next day delivery, that are more affordable relative to other fulfillment options. We will continue to work with our brand partners to expand our offerings of exclusive coupons and deals and with retailers to offer item price parity to their physical stores and retailer loyalty program benefits whenever possible. We will leverage partnerships to augment these savings and deals through mechanisms like cashback and trial Instacart+ memberships. We also offer diverse payment types, such as EBT SNAP, FSA and HSA acceptance, Medicare advantage payments, and recent initiatives like Fresh Funds through Instacart Health.
◦Grow Instacart+. We will continue to invest in Instacart+, our membership program, to drive greater customer engagement and deliver savings back to our most loyal customers.
◦Expand AI Applications. We believe we are well positioned to lead AI product innovation in the online grocery space and further increase engagement on Instacart. We have a robust machine learning foundation with a large amount of unique data across our retailers, product catalog, and customers. We intend to leverage this data to continue to develop AI models for deep personalization and a better customer experience. With the rapid innovation in generative AI, we believe we can create new personalized, inspirational, value-driven shopping experiences that enrich our customers’ relationship with food and how they engage with the retailers and brands they love.
•Deepen Our Offerings to Retailers. We plan to continue to help retailers grow by enabling new use cases and broadening the capabilities of our technology solutions. We are focused on the following strategies to achieve this:
◦Expand Use Cases and Capabilities. We plan to continue to help retailers grow by enabling new use cases and broadening the capabilities of our technology solutions.
◦Pursue Opportunistic Acquisitions. We plan to pursue next-generation technologies via organic and inorganic opportunities. To complement our internal development, we will look to make opportunistic acquisitions that bolster our technology solutions and key capabilities like we have successfully done with Caper, which offers AI-powered shopping carts for a seamless in-store check-out experience, FoodStorm, which offers a SaaS order management system, that powers end-to-end online order ahead and catering capabilities for grocery retailers, Eversight, Inc. (“Eversight”), which offers AI-powered technology to create compelling savings opportunities for customers in real-time, and Rosie Applications Inc.(“Rosie”), which provides eCommerce storefront experiences specifically for local, independent retailers.
◦Extend Our Technology Beyond Grocery. The suite of offerings we have built for grocery is also extensible to other categories of retailers, and over time, we anticipate that we will partner with a greater number of non-grocery retailers.

◦Pursue International Opportunities. We believe that we have built a set of unique technologies that all grocers worldwide could benefit from, and over the long term, we intend to leverage our technology and existing partnerships to expand our business internationally.
•Increase Brand Success and Support Emerging Brands. We will continue to build ads offerings to provide brand partners with new ways to connect with customers shopping online and in-store. We have seen our advertising revenue grow rapidly over the last few years given our customer reach and the high ROI of advertising dollars on Instacart. We are focused on the following strategies to achieve this:
◦Increase Advertising and Other Investment Rate. Increasing advertising and other investment rate (which we define as advertising and other revenue in a given period divided by GTV in such period) will come from existing brands spending more with us, acquisition of new advertisers as we expand ads offerings availability across new categories, and growing sales for emerging brands and non-food categories that have higher advertising budgets.
◦Add More Emerging Brands. Emerging brands have a high desire to invest as they look to grow brand awareness and engage with customers.
◦New Ads Offerings. We will continue to build our display ads offerings to include rich media discovery opportunities for our brands to reach customers in new and impactful ways, including collections of shoppable products brand pages to serve as destinations for on- and offsite media. We will also continue to invest in optimization and measurement capabilities to align with brands’ objectives across the marketing funnel, building on recently launched capabilities like optimized bidding to help to maximize sales. We also have an exciting opportunity to use our data and insights to build a retail media network off platform. By partnering with Google, The Trade Desk, Roku and more, we are starting to help brands create more performant and targeted campaigns across search, social, programmatic, connected TV, or linear TV platforms.
◦Expand Our Advertising Technology to More Retailers’ Sites. We are investing to expand Instacart Ads to retailers’ owned and operated online storefronts through Carrot Ads, which helps our retail partners capture new monetization opportunities while broadening advertiser reach to millions of new customers via additional relevant placements on retailers’ owned and operated online storefronts.
SALES AND MARKETING

While our brand and leading market position enable us to benefit from organic, word-of-mouth growth, we use sales and marketing to attract retailers, customers, brands, and shoppers and grow the pie for all of our constituents.

Consumer Marketing

We have built an efficient sales and marketing engine to support our organic motion and drive growth. As we have continued to grow, we have developed a broader set of marketing strategies to attract consumers to, and increase their engagement with, Instacart. We run digital marketing campaigns across search engines, social media platforms, and programmatic advertising outlets. We have a CRM platform that allows us to coordinate and manage our email campaigns, push notifications, and in-app messaging. We run referral coupons and bonuses to incentivize customers to invite their family, friends, and connections to join Instacart. We also offer promotions or incentives to prospective customers, using targeted offers to increase adoption and engagement.

Finally, we are experimenting with an even broader set of marketing channels and tactics, including television, streaming audio, direct mail, billboards, and in-store marketing.

Our marketing efforts drive sales for our retail and brand partners. We also collaborate to run co-marketing initiatives with retailers and brands to attract new customers. As an extension of their existing offline businesses, we give retailers the opportunity to participate in promotional efforts to drive consumer to sign up for Instacart and shop their owned and operated online storefront. We are building out business-to-business marketing capabilities to support partnerships and sales to both retailers and brands, including events, content, sales enablement, and CRM.

To date, the majority of customers have come to Instacart through organic channels. We believe we have a significant opportunity to build awareness to fuel new customer acquisition, and we plan to prudently invest in brand marketing and other awareness campaigns in the future.

Retail Partnerships

We maintain a dedicated account management team that identifies and onboards new retailers and broadens adoption of our offerings. Our account management team ensures retailers are as supported by and successful on Instacart as possible. They work hand-in-hand with counterparts inside retailers’ organizations ranging from product to marketing to operations teams to ensure we are delivering the value we promise. For our larger accounts, our onboarding process and initial integrations are bespoke, which helps us best serve those retailers’ specific needs. For all other accounts, we offer an efficient onboarding process onto Instacart Marketplace or Instacart Enterprise Platform that allows them to access customers quickly.

Brand Partnerships

We maintain a dedicated sales team that identifies and onboards new advertisers. An increasing portion of new advertisers are onboarded and managed through an automated self-service solution, which allows advertisers to sign up, set up a campaign built to meet specific targets set by the advertiser, manage marketing spend, and achieve incremental sales all in the same day.

Our sales team works closely with our account management team to ensure that advertisers understand how our ads offerings work, receive actionable performance trends, and make adjustments to enhance the value they derive from Instacart.

Shopper Marketing

We maintain a dedicated shopper marketing team that attracts new shoppers as well as retains and engages our existing shopper base by using referral coupons, promotional campaigns, and evergreen engagement programs. Referral coupons are given to encourage shoppers to recommend Instacart to their connections. Promotional campaigns use shopper incentives to drive shopper activation and engagement. Evergreen engagement programs include our onboarding series, focus groups, and shopper commitment initiatives, among others.
COMPETITION

The markets in which we operate are highly competitive. We compete for retailers, customers, brands, and shoppers across each offering of our end-to-end technology suite based on a number of factors:

•Retailers. We compete for retailers based on factors such as the quality of our technology including performance, flexibility, ease of use, scalability, reliability, pricing, breadth of fulfillment capabilities, our ability to innovate, quality of support, and other professional services and ability to meet their needs in a cost-efficient manner.
•Customers. We compete for customers based on factors such as the quality of customer experience, selection, quality, pricing, value, and convenience.
•Brands. We compete for brands based on factors such as the breadth of our offerings, technology capabilities, ease of use, strength of data insights and analytics, our ability to innovate, consumer reach, and pricing.
•Shoppers. We compete for shoppers based on factors such as flexibility, earnings potential, safety and overall experience, and our brand.
New services and offerings from competitors, trends in consumer shopping behavior, the subsiding effects of the COVID-19 pandemic and its variants, macroeconomic factors, and other conditions, events, trends, or circumstances also impact our ability to compete for each of our constituents.

For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Our Business and Industry—The markets in which we participate are highly and increasingly competitive, with well-capitalized and better-known competitors, some of which are also partners. If we are unable to compete effectively, our business and financial prospects would be adversely impacted.”

GOVERNMENT REGULATION

We are subject to a wide variety of complex laws and regulations in the United States and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including those regarding privacy, data security, data protection, pay and fee transparency, health information privacy and security, consumer protection, marketing and advertising, health and safety, food and product safety, zoning, sustainability, tax, insurance, employment, weights and measures, alcohol and other age-restricted products, worker classification, collective bargaining rights, internet usage and access, eCommerce, and electronic payments.

As we operate in a relatively new industry where clear guidance is not available for the interpretation and application of existing laws and regulations, these laws and regulations are constantly evolving and may be interpreted, applied, issued, enacted, superseded, or amended in a manner that could harm our business. These changes may occur immediately or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory, legislative, and governing bodies, such as federal, state, and local administrative agencies. As we expand our business into new markets or introduce new features, fulfillment methods, or offerings into existing markets, regulatory or legislative bodies or courts may claim that we or shoppers on Instacart are subject to additional requirements, or that we are prohibited from conducting business in certain jurisdictions.

Because we classify shoppers as independent contractors in the jurisdictions in which we operate, we are subject to a variety of local, municipal, state, federal, and international laws and regulations governing worker classification, compensation, pay and fee transparency, and payment and benefits rules. For example, in November 2020, voters in California voted in favor of, and on December 11, 2020, the California Secretary of State certified Proposition 22, which required gig economy companies like Instacart to, among other things, provide independent contractors working in California with a minimum level of earnings as well as healthcare subsidy payments. Therefore, our compliance with Proposition 22 has increased our costs in California and we expect such costs to remain elevated. Several other states in which we operate have and may continue to adopt legislation that provides for compensation and benefits for independent contractors similar to Proposition 22 or may challenge the status of independent contractors altogether. Regulations like this will impact our costs, may impair or prevent our ability to continue to operate, and may impact customer pricing and our ability to enable the same customer experience we have historically provided. Additionally, we are continually subject to administrative actions, government investigations, and other legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of shoppers as independent contractors, and claims that, by the alleged misclassification, we have violated various employment and other laws that would apply to employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us.

Our technology, and the user data from retailers, customers, brands, and shoppers that we collect and process to run our business, are an integral part of our business model and, as a result, our compliance with laws and regulations dealing with the collection, use, disclosure, and other processing of personal information is core to our strategy to improve our technology and user experience. Regulators and legislatures around the world have adopted or proposed increasingly stringent requirements regarding the collection, use, disclosure, transfer, security, storage, destruction, and other processing of personal information and other data. Regulators and private litigants are more actively enforcing these requirements, and violating them carries substantial penalties. Examples of such laws include the Telephone Consumer Protection Act of 1991 and related state laws, the Health Insurance Portability and Accountability Act of 1996, and various state privacy acts, including the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, and the Illinois Biometric Information Privacy Act. In addition, expanding our business to European markets would subject us to some of the world’s most stringent data protection laws, including the General Data Protection Regulation in the European Union and United Kingdom, which could limit our ability to do business in those markets.

See the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
INTELLECTUAL PROPERTY

Our intellectual property is an important component of our business. We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and other legal and contractual rights to establish and protect our proprietary rights.

As of December 31, 2023, we had approximately 420 issued patents in the United States and approximately 520 patent applications (including active Patent Cooperation Treaty applications) pending in the United States and globally. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole.

We have trademark rights in our name and other brand indicia, and have trademark registrations for select marks in the United States and other jurisdictions around the world. As of December 31, 2023, we also had approximately 130 copyright registrations. We also register domain names for certain websites that we use in our business, such as www.instacart.com, as well as similar variations to protect our brands and marks from cybersquatters. We continually review our development efforts to assess the existence and registrability of new intellectual property.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners. It is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service. We intend to pursue additional actions to establish and protect our intellectual property rights to the extent we believe it would be beneficial and cost effective.

See the section titled “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.
HUMAN CAPITAL

As of December 31, 2023, we had a total of 3,380 full-time employees worldwide. We also engage with contractors, vendors, and consultants. We have invested substantial time and resources into building our team and believe that our employee relations are strong. Our success depends in large part on the efforts of our management, highly-skilled software engineers, sales personnel, and other professionals. Therefore, it is crucial that we continue to attract and retain high-performing employees from all demographics by providing competitive compensation and benefits, fostering a diverse, inclusive, and safe workplace, while making opportunities available for all our employees to grow and develop in their careers. Our board of directors and compensation committee oversee our human capital strategy, which is developed and managed under the leadership of our Chief Human Resources Officer, who reports to our Chief Executive Officer.

Compensating and Supporting Our Employees

Instacart is committed to providing equitable compensation opportunities and rewarding employees who achieve results, live our mission and values, and help others succeed. We also believe in supporting our employees’ personal and professional growth as well as their health and wellness.

Providing Equitable and Competitive Compensation. Our philosophy is to provide our employees with market competitive and equitable compensation that rewards high performance. To ensure equitable compensation for our employees, we consider external market data as well as internal parity considerations for all compensation decisions. Periodically, under the direction of legal counsel, we conduct comprehensive reviews of employee compensation to help ensure equitable pay. To incentivize high performance, we aim to reward eligible employees with pay increases and equity awards in recognition of their contributions. We believe our compensation practices help us attract and retain talented and diverse employees in a competitive labor market.

Supporting Our Employees. Our employees work hard to ensure the success of our business, and we know that hard work requires strong support. That is why we are deeply committed to investing in resources to help our employees grow and thrive. We take a holistic approach to supporting employee well-being through providing eligible employees and their eligible dependents with competitive health and wellness benefits, retirement savings, and work-life options tailored to help keep them and their families feeling their best. In addition, in 2022, we adopted our Flex First workforce model, which provides our eligible employees with the option to work remotely, in one of our offices, or a combination of both. We believe this provides our employees with the flexibility to support their personal needs while maintaining our high-performing and collaborative culture. We are also devoted to investing in the development of our employees through learning opportunities to help them achieve their personal and professional goals.

Fostering a Diverse Workforce and Cultivating a Culture of Belonging

One of our human capital priorities is building and maintaining a high performing, diverse workforce — one that reflects the diversity of our customers and partners — at every level of our organization. We have developed a number of initiatives throughout the employee life cycle to achieve this objective.

Supporting Representation that Reflects the Available Talent Pool. Our recruitment processes are intended to promote access to hiring opportunities for representative talent pools. For example, with limited exceptions, we require hiring managers of all mid and senior-level individual contributor and managerial roles to consider including at least one woman and one Black, Latinx, or Indigenous candidate at the panel interview stage. We have also implemented programs to attract talent from all backgrounds. For example, we offer conversations with members of our Employee Resource Groups (“ERGs”), to all candidates so they can get a better understanding of our culture. Lastly, we provide training to recruiters, hiring managers, and interviewers on equitable recruiting practices, with the goal of ensuring that all candidates are seen and evaluated fairly.

Ensuring Equitable Access to Opportunities while Minimizing Attrition. We recognize that hiring representative talent is just the first step; we also prioritize retaining underrepresented talent and work to ensure that all employees have equitable access to development, advancement, and internal opportunities. To help accomplish this, we support all of our managers with training and resources designed to help them create an inclusive environment within their teams. This includes fairly and equitably conducting performance reviews, considering promotion readiness, and, for eligible employees, providing opportunities for internal mobility. To better understand the needs of team members and identify retention opportunities, we offer proactive talent feedback sessions with our Diversity, Equity, and Belonging team to gather deeper insights into the experiences of team members and their career growth interests.

Fostering an Inclusive Environment. To ensure Instacart remains a welcoming environment for all employees, while also intentionally focusing on inclusion for historically marginalized talent and their advocates, we are constantly investing in our culture and creating opportunities to build community for all of our employees. Members of our executive team personally sponsor ERGs, which are employee-led groups that help create a more inclusive culture and amplify the voices of employees with shared identities and experiences across the company. Instacart allocates funding to our ERGs every year for programming and initiatives that range from professional development sessions and volunteer events to belonging and engagement opportunities. Additionally, in order to improve collaboration among diverse teams, we have invested in resources to educate our employees on building an inclusive culture and on recognizing and managing bias. We also regularly survey employees on how effective our leadership has been in creating an equitable and inclusive workplace to discover new opportunities to build an inclusive community.
CORPORATE INFORMATION
We were incorporated as Maplebear Inc. in Delaware in 2012, and we do business as Instacart. Our principal executive offices are located at 50 Beale Street, Suite 600, San Francisco, California 94105. Our telephone number is (888) 246-7822. Our corporate website address is www.instacart.com/company. We completed our initial public offering (“IPO”) in September 2023, and our common stock is listed on the Nasdaq Global Select Market under the symbol “CART.”
ADDITIONAL INFORMATION

We intend to announce material information to the public through filings with the Securities and Exchange Commission (“SEC”), on the investor relations page of our website, which is located at investors.instacart.com, our blog, which is located at www.instacart.com/company/blog, press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. We file electronically with the SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We make available on our investor relations website, free of charge, copies of these reports and other information as soon as reasonably practicable after we file such material with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, as part of our investor relations website.

Information found on, or accessible through these websites is not part of, and is not incorporated into, this Annual Report on Form 10-K or in any other report or document we file.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations, or prospects. In such case, the trading price of our common stock could decline, and you may lose some or all of your original investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

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
•We are continuing to build our Instacart Ads offerings. If we fail to grow our advertising revenue, our business, financial condition, and results of operations would be negatively impacted.
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
•We expect a number of factors to cause our results of operations and operating cash flows to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
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

Risks Related to Our Business and Industry
We have experienced rapid growth, operational and strategic expansion, and related impacts to margin and profitability in prior periods. Such historical trends, including growth rates, may not continue in the future.

We have grown rapidly over the last several years. Our GTV increased from $5,144 million for the year ended December 31, 2019 to $30,322 million for the year ended December 31, 2023, a CAGR of 56%, and our revenue increased from $214 million for the year ended December 31, 2019 to $3,042 million for the year ended December 31, 2023, a CAGR of 94%. Our prior rapid growth has also resulted in increased costs as we expanded our operations to scale our business and address increased customer demand.

Our prior rapid growth and related changes to our business and operations have been driven in part by the rapid evolution of the online grocery shopping industry, as well as the other retail categories in which we operate, which may not develop as we expect. In particular, our growth rate was impacted significantly by the increase in demand for online grocery shopping driven primarily by the COVID-19 pandemic, which led to significant demand for our offerings. However, our growth rates have decreased from what we experienced during the COVID-19 pandemic and subsequent variant outbreaks and may continue to decrease. The growth rates we experienced at and following the outset of the COVID-19 pandemic are not likely to recur, and the increased demand for our offerings and the growth of the online grocery industry as a whole that was generated by the effects of the pandemic has decreased since 2020 and could further decrease from current levels, as the circumstances that accelerated the growth of our business during the pandemic have subsided. For example, many consumers have returned to shop in-store for themselves or changed their online ordering habits, and such changes to consumer behavior may also cause retailers to reduce their engagement with Instacart if they perceive these changes to decrease the economic benefit they derive from partnering with us. Consumer shopping behavior has also been impacted, and may continue to be impacted, by macroeconomic trends, such as inflation and elevated interest rates and any associated decrease in consumer discretionary income. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures, as well as the cessation of government aid available during the COVID-19 pandemic, have adversely impacted, and may continue to adversely impact customer retention and engagement. These macroeconomic factors have also resulted in customers purchasing fewer items per order, which has offset higher grocery prices due to inflation and may decrease average order values if and when prices normalize. Further, we have increased, and may continue to increase, our sales and marketing campaigns and consumer incentive initiatives to continue engaging existing customers and acquire new customers, which may initially reduce our revenue and profitability and may not be successful in growing our revenue or maintaining or increasing profitability. We also expect future trends in our revenue, margin, and profitability to vary in ways that we may not anticipate or predict, including as we experience shifts in revenue mix and customer preferences in fulfillment options, changes in consumer use cases (including as we introduce new use cases), and changes in average order value. These variations may be driven by external factors, including macroeconomic conditions, such as inflation, and our strategic initiatives, such as investments in new technologies and offerings, the focus on increasing GTV from Instacart+ members, and our strategic focus on further scaling our operations to improve our margin and profitability. New public health outbreaks may also result in temporary increases in demand for our offerings that may not be sustained once the outbreak is contained. Further, our margin and profitability may be negatively impacted during such periods if we do not adequately anticipate such demand to cost-effectively address the increase in customer activity, such as through shopper incentives. We also cannot be certain whether we will drive greater engagement from new customers, retailers, or brands or maintain the current level of demand for our offerings over the long term. As a result of the foregoing, our prior growth rates and financial performance during the COVID-19 pandemic and subsequent variant outbreaks should not necessarily be considered indicative of our future performance and results of operations.

Our metrics, including GTV and revenue, may also decline or fluctuate in the future as a result of other factors, including macroeconomic factors, increasing competition, strategic initiatives, and the maturation of our business, among others. Overall growth of our GTV, revenue, gross margin, and profitability depends on a number of factors, including our ability to:

•attract new retailers, customers, brands, and shoppers, including through effective pricing of our offerings, and sustain and expand our relationships with existing retailers, customers, brands, and shoppers;
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
•successfully launch new offerings and enhance Instacart and its features and use cases, including in response to new trends or competitive dynamics or the needs of retailers, customers, brands, and shoppers;
•increase the revenue generated by our Instacart Ads offerings;
•successfully identify, acquire and integrate, or invest in businesses, products, or technologies that we believe could complement or expand our offerings;
•avoid interruptions or disruptions in our services;
•provide retailers, customers, brands, and shoppers with high-quality support that meets their needs;
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

Although we have generated profit in recent periods, with net income of $428 million for the year ended December 31, 2022 (including a $358 million tax benefit from the release of our valuation allowance on our deferred tax assets in the United States), we have historically experienced significant net losses, including net losses of $73 million for the year ended December 31, 2021. In addition, we experienced a net loss of $1,622 million for the year ended December 31, 2023, primarily as a result of stock-based compensation expense we recognized in connection with the vesting of certain restricted stock units (“RSUs”) and vesting of restricted stock in connection with our IPO. As of December 31, 2023, we had an accumulated deficit of $2,635 million. We will need to sustain or increase revenue while managing our costs to sustain or increase profitability.

Our ability to generate profit is highly impacted by growth in our diversified revenue streams and our ability to drive operational efficiencies in our business. For example, an important driver of our ability to sustain and increase profitability is the growth of our advertising solutions. The growth rate of our advertising revenue has fluctuated and is expected to continue fluctuating, including due to the adverse effects of unfavorable macroeconomic conditions and fluctuations in our GTV growth rate. Our efforts to maintain and increase our profitability may not succeed due to factors such as evolving consumer behavior trends in grocery shopping, including as the effects of the COVID-19 pandemic on demand for online grocery subside, the impacts of future public health outbreaks, customer engagement and retention, changes in our revenue mix and customer, retailer and brand partner fees, the costs associated with complying with evolving regulatory regimes, including costs associated with order fulfillment, collection and credit risks, our ability to hire and retain highly skilled personnel, unfavorable macroeconomic conditions, our ability to effectively scale our operations, and the continuing evolution of the online grocery industry, many of which are beyond our control.

Our ability to generate profit also depends on our ability to manage our costs. We have expended and expect to continue to expend substantial financial and other resources to:
•increase the engagement of retailers, customers, brands, and shoppers;
•drive adoption of Instacart through marketing and incentives and increase awareness through brand campaigns;
•enhance Instacart with new offerings, including through partnerships, use cases, including Instacart Health and Instacart Business, fulfillment options, member benefits, such as waived delivery fees, lower service fees, and credit back on eligible pickup orders for Instacart+ members, and functionality, including through strategic investments and expanded technologies, such as Connected Stores; and
•invest in our operations to continue scaling our business to achieve and sustain long-term efficiencies.
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives may also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the grocery industry. Any failure to adequately increase revenue or manage operating costs could prevent us from sustaining or increasing profitability. Expansion of our offerings to include new use cases, additional technologies, fulfillment options, additional geographic markets, or retail categories adjacent to grocery, may initially harm our profitability. For example, we have made and may continue to make concessions to retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. These retailer concessions negatively impact our revenue and financial results and the process for determining and quantifying the impact of these concessions requires judgment and estimates. As a result, the impact of retailer concessions on our financial results may continue into future periods or have higher impacts than we anticipate. We may also incur higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in grocery shopping, including as a result of the subsiding effects of the COVID-19 pandemic. For example, our sales and marketing expenses as well as consumer incentive costs have increased and may continue to increase in the near term. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the shopping experience, and optimize costs such as shopper earnings, payment processing, customer and shopper support, and shopper acquisition and onboarding costs. We have expanded gross margin and optimized operating costs through these efficiencies in the past but expect the pace of such expansion to decrease in the future. We will also face greater compliance costs associated with the increased scope of our business and being a public company.

In addition, we have granted RSUs and restricted stock to our employees and directors, which vest upon the satisfaction of a service-based vesting condition. Stock-based compensation expense related to these RSUs and other outstanding equity awards will result in increases in our expenses in future periods.

We have also expended and may continue to expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs. To satisfy future tax withholding and remittance obligations, we will either (i) withhold shares of our common stock that would otherwise be issued with respect to such RSUs and pay the relevant tax authorities in cash to satisfy such tax obligations or (ii) sell a portion of such shares with a market value equivalent to the tax withholding obligation into the market on the applicable settlement date, with the proceeds of such sales to be delivered to us for us to remit to the relevant taxing authorities. If we implement “sell-to-cover” to satisfy tax withholding obligations, such sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will result in more dilution to our stockholders.

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
•attract new retailers, customers, brands, and shoppers and retain or increase the engagement of existing retailers, customers, brands, and shoppers in a cost-effective manner;
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
•hire, integrate, and retain talented people at all levels of our organization; and
•successfully maintain and enhance Instacart and our technology infrastructure for retailers, customers, brands, and shoppers.
Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer history operating our business at its current scale, scope, and complexity, operated in a more predictable market or regulatory environment, or had more certainty regarding levels of demand for our offerings. We have limited experience operating our business at its current scale but without the demand levels driven by the COVID-19 pandemic and its variant outbreaks, and our future growth will depend heavily on our ability to successfully execute on our strategic initiatives without these factors. For example, as we continue to expand our business, we have introduced and scaled new features, use cases (such as convenience and prepared meals), fulfillment options (such as pickup and priority), and functionalities in our offerings, and made strategic investments in new technologies and initiatives, such as Connected Stores. We have also invested heavily in Instacart Ads and grew our number of brand partners. In addition, we have recently invested in new strategic initiatives such as Instacart Health and Instacart Business to expand the scope of our business. Our future growth depends on the perceived value of our expanded offerings as a whole to retailers, customers, brands, and shoppers, as well as our ability to balance the effects of various strategic initiatives, including our focus on further scaling our operations to improve our margin and profitability. For example, as we promote Instacart+ to customers to increase customer loyalty and order volume, we may experience lower average order value from such customers. We have limited experience operating this expanded business model and may not be able to accurately predict and plan for the impacts it may have on our growth rates, revenue mix, gross margin and profitability, as well as outside factors that may impact our business model, such as changes in consumer shopping behavior, retailer preferences, competition, and macroeconomic factors.

Our limited history and experience operating our current business may also negatively impact our ability to plan strategic investments and initiatives to further expand our business and offerings, including to support our retail partners, customers, shoppers, and brand partners, certain of which may require significant capital expenditures and future operating expenses that may be difficult to forecast. In addition, existing and future operational and strategic initiatives may have lengthy return on investment time horizons, such as brand marketing campaigns and new marketing and consumer awareness strategies. As a result, we will not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, resulting in high opportunity costs. The online grocery industry and competitive landscape also continue to evolve, which will require us to address shifting competitive pressures and further stresses our ability to plan for operational and strategic initiatives and forecast our future results of operations. We are also devoting significant resources to bolster our capacity and information technology infrastructure, financial and accounting systems and controls, sales and marketing and engineering capabilities, and operations and support infrastructure, as well as to retain, manage, and train employees in geographically dispersed locations to service new and existing customers. We may not successfully accomplish any of these objectives in a timely manner or at all.

We are currently operating in a more volatile macroeconomic environment due to inflation, elevated interest rates, instability in the banking system, and other conditions, and we have limited experience operating our business at its current scale in such an environment or in economic recessions. The principal inflationary factors affecting our business are higher prices of products offered by retail partners through Instacart, including due to higher raw material costs, shipping and freight costs, higher fuel prices that are borne by our partners, and reductions in consumer discretionary spending. Higher retailer prices, resulting in increased grocery costs, reduced consumer discretionary spending, and cessation of emergency EBT SNAP benefit allotments and other aid programs offered by government authorities, negatively impact consumer demand for online grocery as consumers return to in-store shopping to save on service and delivery fees and also reduce order frequency, drive lower order volume, and impact average order values. As a result, we have experienced and may continue experiencing lower GTV and orders growth as well as impacts to average order values, which negatively impact our revenue and margin. These reductions in consumer spending power may continue to be offset by the increase in GTV and average order values that commenced in the second half of 2022 due to higher grocery prices as a result of inflation, but this offsetting effect may dissipate if and when grocery prices begin to normalize. These factors and the magnitude of their effects may cause our average order value to continue fluctuating over the near term. In addition, actual or perceived risk of an economic recession has and may continue to result in customers reducing their spend on more premium products, and our brand partners have reduced and may continue to reduce their overall advertising budgets, either of which may harm our revenue and margin. Customers have also reduced and may continue to reduce the number of items purchased overall, which has produced fulfillment efficiencies in the short term but may harm our revenue, margin, and profitability if and when inflationary pressures subside. We may also not be able to fully offset higher costs through operational efficiencies and/or price optimizations, and while certain of our new offerings are focused on value and affordability, these initiatives will not fully offset pricing challenges faced by customers and general negative impacts of inflationary pressures. Increased fuel prices as a result of supply chain, inclement weather, and other macroeconomic factors may also result in fewer shoppers or reduced shopper activity. While we have previously implemented certain shopper incentives in response to these factors, future shopper shortages may require us to reintroduce or further increase shopper incentives to ensure sufficient shoppers are available to meet demand or provide additional consumer incentives or refunds due to shopper delays or incorrect orders, which have historically occurred and reduce our revenue and profitability. An economic recession may exacerbate any of these factors and introduce new challenges to our business, which we may not be able to adequately anticipate and plan given our limited experience operating our business at its current scale. Certain of our longer-term strategic initiatives may also be obstructed or have unintended effects in the event of an economic recession, which we may not be able to predict.

You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets, in particular, markets that are or could be materially impacted by significant regulatory changes, global pandemics, and economic recessions such as the online grocery industry. If our assumptions regarding the risks and uncertainties that we consider in planning and operating our business are incorrect or change, or if we do not address these risks and uncertainties successfully, including due to the lack of historical data from and experience in operating our business at its current scale, scope, and complexity, the continued evolution of our business and the online grocery industry, and the subsiding effects of the COVID-19 pandemic on demand for online grocery, or other factors, our results of operations could differ materially from our expectations, and our business, financial condition, and results of operations could be adversely affected.

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

•the actual or perceived quality of service provided by shoppers, such as picking the wrong item, making a poor substitution for out of stock items, failing to deliver items on a timely basis or at all, or customers having negative experiences in their interactions with shoppers, particularly during demand surges;
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
Although we believe that many customers originate from word-of-mouth customer acquisition and other non-paid referrals, we expect to continue to expend resources for customer acquisition and engagement, including through offering discounts and running promotions, all of which could impact our overall profitability. We have experienced and may continue to experience decreases in new customer acquisition rates and customer cohort retention, particularly among our customer cohorts acquired during the COVID-19 pandemic and variant outbreaks, which have negatively impacted and may continue to negatively impact GTV and orders. These decreases are due to a variety of factors, including, to a large extent, the subsiding impact of the COVID-19 pandemic and variant outbreaks on demand for online grocery as well as macroeconomic uncertainty, actual or perceived risks of economic recession, cessation of government aid, and inflation. Other factors may include the increasing initial size of our customer cohorts as our business scales and the increasing demographic diversity of our customer base. As a result, we have increased and expect to continue to increase our customer acquisition spend, including incentives, paid marketing, and brand marketing campaigns to acquire new customers and increase the engagement of our existing customers, which may harm our margin and profitability and our efforts to drive efficiencies in our operating expenses. If we are not successful in our marketing efforts, we may not be able to retain our existing customers or convert first-time customers, including those using consumer incentives such as discount promotions, into customers who regularly use and engage with our offerings. We may also fail to achieve or maintain sufficient customer engagement with our platform due to inflationary or recessionary economic pressures that result in decreases in consumer discretionary income, particularly as government aid provided in connection with the pandemic ends, as well as other shifts in consumer shopping behaviors. As the effects of the COVID-19 pandemic and its variants subside, including the cessation of government aid, it is increasingly important to our business and our ability to grow for consumers to perceive long-term value from Instacart versus in-store shopping or less costly alternatives, particularly for lower income consumers. Further, we may not be able to accurately assess the effectiveness of our marketing campaigns and strategies in acquiring new customers or increasing existing customer engagement for several periods. The effectiveness of our marketing strategies may also be obfuscated due to temporary or periodic external factors, such as future public health outbreaks, macroeconomic factors, and changes in the regulatory landscape. Further, we have limited experience designing and conducting large scale brand marketing campaigns and consumer awareness strategies in the context of the evolving online grocery industry and competitive landscape and shifting consumer preferences. Failure to effectively design and conduct such campaigns and strategies may negatively impact our ability to acquire new customers and increase engagement with existing customers, which would harm our revenue growth and business. Even if we are successful in attracting new customers or reengaging customers that have stopped using Instacart, such customers may have overall decreased engagement with Instacart or total spend, including due to macroeconomic factors such as higher inflation, a shift toward lower GTV or margin use cases such as convenience or pickup orders, and the subsiding effects of the COVID-19 pandemic. Consumers also have different grocery needs and preferences depending on demographics, and these priorities may shift as they age. We face heavy competition for consumers in certain demographics, including those in younger age groups who prioritize use cases, features, and fulfillment options that are different from customers in older age groups, such as convenience and specific product categories, as well as those in different income groups who may prioritize value over convenience or selection. If we do not successfully address the current and future needs of consumers in different demographics, primarily certain age and income groups, including through brand marketing campaigns and introduction and promotion of relevant use cases, features, fulfillment options, and other functionalities, we may be unable to attract new customers or increase engagement with existing customers. In addition, we may also experience increased customer churn, including to competitors, which would harm our business.

Many customers initially access Instacart to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our offerings to such customers, thereby encouraging them to access Instacart regularly or subscribe to Instacart+, through prompts, notifications, and reduced fees or time-limited trials of Instacart+ and other offerings. However, these customers may be lower intent users of Instacart with reduced engagement compared to customers that we acquire organically, may never convert to paying Instacart+ members, or may discontinue using Instacart after they take advantage of our promotions. Further, our initiatives to retain customers, such as encouraging them to subscribe to Instacart+ or providing additional use cases and fulfillment options, may result in negative impacts to other metrics. For example, an increase in Instacart+ orders, changes in product categories shopped, reduced spend on more premium or discretionary products, or a shift toward convenience, priority, or rapid delivery orders, may result in a decrease in average order value. Such shifts may also negatively impact certain retailers’ and brands’ actual or perceived benefit from engaging with Instacart. We may also fail to retain customers, or experience reduced demand for our services, due to negative impacts to our reputation and brand, including due to complaints and negative publicity about us, our offerings, or our competitors, even if factually incorrect or based on isolated incidents. For example, if we are unable to increase shopper availability during demand surges, including due to inclement weather or future public health outbreaks, customers may experience delays in receiving orders or incorrect order fulfillment, which may harm our brand and reputation. In addition, inventory shortages at our retail partners’ stores, which are not within our control, may also negatively impact consumers’ perception of our offerings. In particular, disruptions in the global supply chain, including those resulting from labor shortages, closures of manufacturing facilities, transportation restrictions and limitations, war and international conflicts, and increased demand for certain consumer products, have limited, and may continue to limit, the ability of our retail partners to obtain products, maintain stock of such products in a timely and cost-efficient manner, and otherwise respond to consumer demands. Although we do not carry product inventory, and as a result, we are not directly impacted by supply chain disruptions, product shortages have resulted in, and may continue to result in, higher rates of out of stock items and delivery delays by shoppers, which have resulted in, and may continue to result in, more customer cancellations and redeliveries and overall customer dissatisfaction.

We regularly provide potentially dissatisfied customers with appeasement credits and refunds as well as incentives for future orders, which measures are intended to counteract any reputational harm and maintain customer satisfaction but are accounted for as direct reductions to our transaction revenue. These negative impacts to our revenue have harmed, and may continue to harm, our margin and results of operations, and the related customer dissatisfaction negatively impacts customer retention and engagement as well as our ability to continue growing our orders, GTV and Instacart+ adoption. These negative impacts particularly harm our ability to engage with and retain customers in demographic groups that are historically less prevalent on Instacart, such as lower income customers, who may attribute less value to Instacart compared to alternatives due to these negative impacts. Efforts to reduce the overall costs associated with these appeasement credits and refunds, including by reducing appeasement credits and refunds generally, may also create reputational harm and impact our ability to attract or retain customers. Failure to retain existing customers or acquire new customers may also harm our relationships and commercial arrangements with retailers and brands as well as our ability to attract new retailer and brand partners. Past and future increases in the fees that we charge our customers may also reduce overall engagement by our customers or negatively impact new customer acquisition. If we are not able to continue to expand our customer base or fail to retain or drive greater engagement of customers or increase demand for our full-price or paid services, such as Instacart+, while balancing the interests of other constituents on Instacart, our revenue may grow slower than expected or decline, and our margin may be negatively impacted.

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

Our ability to attract and retain retailers depends on our ability to generate revenue for them. Retailers will not continue to do business with us if they do not believe that partnering with Instacart will generate a competitive return relative to other alternatives, including from our competitors. Retailers have in the past chosen, and could continue to choose, to partner with other online grocery platforms (exclusively or otherwise) or develop or acquire their own online grocery platforms, in either case in a specific geographic market or overall. Retailers may also choose to develop, acquire, or partner with other companies (exclusively or otherwise) for access to products and offerings for specific use cases, fulfillment options, features, or technologies, such as brand advertising and retail media platforms, prepared meals, shopping cart or checkout technologies, and others. Our future growth depends in part on our ability to not only engage new retailers but also to retain and expand existing retailer engagement with Instacart. However, retailers may decrease their engagement with Instacart based on factors which may not be within our control or whose impacts are difficult to predict. In particular, macroeconomic effects such as supply shortages and inflation have resulted in fluctuations in consumer shopping behaviors and preferences. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures, as well as the cessation of government aid available during the COVID-19 pandemic, have impacted and may continue to impact average order values, have resulted in and may continue to result in decreased customer retention and engagement, and have reduced and may continue to reduce demand for premium or discretionary grocery purchases, which in each case may provide for less favorable economics for certain of our retail partners, including if we decide to increase fees as a result. An increase in retailer operating costs, or other deterioration in the financial condition of retailers, whether due to macroeconomic conditions (such as inflation) or otherwise, could cause retailers to raise prices, renegotiate contract terms, or cease operations, which we expect may influence our retailer fee terms. Further, as we expand our own offerings, changes in the mix of customer engagement with our existing and new use cases, fulfillment options, features, and technologies, as well as any changes in online shopping behaviors, may also result in a decrease in engagement for certain retailers, due to less favorable economics or changes in retailers’ strategic focus. We may not be able to accurately predict the extent of the impact of the factors above on our business and growth initiatives and resulting new trends in retailer strategies and preferences, including due to our limited experience in operating our business at its current scale, scope, and complexity and limited historical data regarding impacts of these factors, which may harm our revenue growth, margin, and results of operations.

We enter into services agreements with our retail partners that provide for service fees in exchange for providing access to our technology solution. We recognize revenue as a percentage of the total purchase value from the sale of goods, a per transaction fee, the difference in price between amounts charged to customers for goods and the actual settlement price to the retailer for the goods, a license fee for the use of our technology platform, or a combination thereof. Payment by retailers is generally due immediately to 45 days upon receipt of invoice. Retailers may decide to not renew their agreements or ask to modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal, including in the near term, due to factors such as macroeconomic uncertainty, the impact of future public health outbreaks, dissatisfaction with existing or proposed terms in their service agreements, changes in consumer shopping behavior and preferences on Instacart and among our use cases, fulfillment options, and other offerings. For example, we have modified, and may need to modify in the future, retailer fee arrangements to attract and retain retailers, modify payment processing arrangements, or make other changes that reduce our transaction revenue, in each case due to competition, retailer business downturns, lower average order values, and other factors. Retailers have in the past shifted away from exclusive arrangements with us for various reasons, including to partner with other or additional online grocery platforms, and additional retailers may decide to shift away from such arrangements in the future. Our inability to maintain our relationships with retailers on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure, impact grocery product and/or offering pricing, and otherwise adversely affect our business, financial condition, and results of operations. Retailer consolidation may also result in a decrease in or cessation of engagement with Instacart, or result in Instacart receiving less favorable contract terms with the consolidated entity. Retailers could also experience downturns or fail, including due to macroeconomic pressures, fail to adopt additional offerings or fulfillment methods or fail to launch or utilize our offerings in the manner and timing that we expect, or cease using Instacart altogether for many reasons. The grocery industry has traditionally been slow to adopt new technologies, fulfillment options, and online enablement in general, including due to lack of confidence in the online grocery industry, preference for in-store shopping due to resulting organic shopping behaviors, or general resistance to adopting Instacart, and is typically characterized by comparatively lower margin and high cash needs. As a result, we have at times experienced, and may continue to experience, slower adoption and implementation of our offerings by our retail partners as well as retailer turnover. If we lack a sufficient variety and supply of retailers, or lack access to the most popular retailers, such that Instacart becomes less appealing to consumers and brands, our business may be harmed.

We currently generate significant GTV and revenue from a small number of retailers. Our top three retailers accounted for approximately 43% of our GTV for the years ended December 31, 2021, 2022, and 2023. While GTV and revenue from our largest retail partners may decrease as a percent of our total GTV and revenue over time as we generate more GTV and revenue from other retailers, we believe that GTV and revenue from our largest retailers will continue to account for a significant portion of our GTV and revenue for the foreseeable future. If any of these retailers were to suspend, limit, or cease their operations or otherwise terminate their relationships with us, the attractiveness of Instacart to consumers and brands could be materially and adversely affected.

We are continuing to build our Instacart Ads offerings. If we fail to grow our advertising revenue, our business, financial condition, and results of operations would be negatively impacted.

We are continuing to build, grow and scale our Instacart Ads offerings and our advertising revenue model. Our agreements with brand partners provide that service fees are paid for continually promoting a brand during the duration of the term applicable to a given advertising campaign. Contracts applicable to a given advertising campaign are typically less than one year in duration. We recognize revenue in the amount that we have the right to invoice as advertising services are rendered, which occurs upon delivery of clicks for Sponsored Product ads, upon delivery of impressions, or over the contract term on a fixed fee basis for display ads, or upon redemption of coupons. Payment for our advertising offerings is generally due 30 to 90 days upon receipt of invoice. Although we have significantly grown our advertising and other revenue and launched a number of new advertising capabilities in recent years, we are still optimizing and refining the execution of our growth strategy for our Instacart Ads offerings and face certain challenges associated with scaling such newer offerings. As such, there is no assurance that this advertising revenue model will continue to be successful or that we will generate increasing advertising revenue, and the pace of expansion of our Ads offerings may fluctuate. To sustain or increase our advertising revenue, we must attract new brands and encourage existing brands to maintain or increase their advertising spend on Instacart given we do not typically have long-term commitments from brands. To do this, we must expand the number of markets where we offer advertising, attract new retailers and expand our relationships with existing retailers, acquire new customers and increase the engagement of existing customers, and increase the breadth and functionality of our advertising products to create more value for our brand partners, including new advertising formats, new measurement tools, increased brand awareness, and other capabilities to deliver attractive return on investment to brand partners. If we are unable or choose not to expand our advertising markets, develop or pursue innovative advertising models and offerings, or expand our relationships with more retailers, or if we are unable to acquire new customers or increase the engagement of existing customers, we may not be able to successfully grow our advertising and other revenue. In addition, our advertising and other investment rate may fluctuate, particularly during periods of acceleration in our GTV growth and if we generate more GTV growth from sources where we do not provide advertising, such as retailers’ owned and operated online storefronts, such as those utilizing Instacart API that do not partner with Carrot Ads.

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

In addition, expenditures by brands tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions have also adversely affected the demand for advertising and caused brands to reduce the amounts they spend on advertising. For example, we have seen and may continue to see reduced demand for advertising from brands that are exercising caution with their spending budgets and either slowing or reducing their campaigns due to, among other things, macroeconomic uncertainty, including from inflation, elevated interest rates, global supply chain disruptions, labor shortages, geopolitical conflicts including the war in Ukraine and conflicts in the Middle East, changing consumer preferences, and reduced consumer confidence. These factors have had a negative impact on our advertising revenue, and such impact is expected to continue in future periods. These factors may also negatively impact our ability to forecast our advertising revenue as the extent of the ongoing impact of these macroeconomic factors on our business and on global economic activity generally is uncertain and may continue to adversely affect our business, operations, and financial results. In addition, impacts to brand partner spend as a result of decreases in our GTV growth, along with the timing of adoption of new advertising formats and offerings, have resulted and may continue to result in reductions in the growth of brand partner digital marketing spend on Instacart and related decreases in advertising and other revenue growth in future periods. Our ability to sustain or increase profitability depends in part on our advertising revenue, and failure to maintain or grow our advertising revenue could harm our prospects, business, financial condition, and results of operations, as well as impact our ability to strategically lower fees and invest in larger marketing campaigns, new offerings, and select geographic expansions.

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

With respect to Instacart Marketplace, our current and potential competitors include, but are not limited to: (i) existing and well-established online grocery or shopping alternatives, including digital-first platforms, such as Amazon and Thrive Market, (ii) brick-and-mortar retailers that have their own digital and fulfillment offerings, such as Target and Walmart, some of which decide to partner with Instacart to complement their own offerings, (iii) companies that provide eCommerce and fulfillment services for third parties, including retailers, whether online or offline, such as DoorDash, Shipt (acquired by Target), and Uber Eats, (iv) digital-first platforms entering the grocery market by owning inventory, including DashMart (owned by DoorDash), Fresh Direct (owned by Getir), Getir, and Gopuff, which may include existing retailers on Instacart, which could eventually eliminate their need to partner with us or limit their use of Instacart Marketplace, (v) companies that provide eCommerce and fulfillment services that focus on discrete categories of products, such as alcohol or prescription delivery, including Alto Pharmacy, and (vi) companies that offer direct to consumer ingredient or meal offerings, such as Blue Apron or Misfits Market, some of which may partner with Instacart to complement their own offerings. Most consumers currently choose to shop for themselves at brick-and-mortar grocery stores, regardless of whether we partner with the retailers that operate these stores. Also, the cost to switch between providers of online grocery shopping is low for consumers, and consumers within various demographics have a propensity to shift to the lowest-cost or highest-quality provider and may use more than one delivery platform.

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

With respect to Instacart Ads, our current and potential competitors include, but are not limited to: (i) third-party platforms that assist retailers with monetization of their digital offerings for consumers, such as CitrusAd (acquired by Publicis Groupe), Criteo, and Quotient, (ii) first-party retailer-owned solutions that provide online advertising opportunities to brands on their owned and operated domains, such as Amazon, Kroger, Target, Walmart, and others, some of which are also retailers on Instacart, (iii) companies that provide eCommerce and fulfillment services for third parties, including retailers, which currently offer or may in the future offer advertising products, such as DoorDash and Uber Eats, and (iv) companies that offer established online advertising products that are not specifically limited to the grocery industry, such as those offered by Amazon, Google, Meta, and Snap.

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

Many of our competitors are well-capitalized and are able to offer discounted or free services, shopper incentives, consumer discounts and promotions, innovative products and offerings, and alternative pricing models, which may be more attractive to retailers, consumers, brands, or shoppers than those that we offer. In addition, we may not be able to effectively compete with service offerings from vertically integrated competitors, such as Amazon or Gopuff, which control both the brick-and-mortar retailer and online fulfillment technology. Certain brick-and-mortar retailers that have their own digital offering, such as Walmart, also have significant size, scale, geographic, and customer base advantages, which may allow them to grow online GTV or capture increasing share of the online grocery market or advertising budgets more effectively and at a faster rate than us. Competitors may also offer fulfillment options from our retail partners, despite having no formal engagement with such retailers. Further, some of our current or potential competitors have, and may in the future continue to have, greater resources and access to larger consumer and shopper bases in a particular geographic area. In addition, our competitors in certain geographies enjoy substantial competitive advantages, such as greater brand recognition, longer operating histories, larger marketing budgets, better localized knowledge, and/or fewer regulatory challenges. Smaller competitors may be more nimble at anticipating and meeting changing market dynamics and new entrants to online grocery are able to initially grow grocery sales at a faster rate due to their smaller scale, which has attracted advertising budget to certain of these competitors. As a result, such competitors may be able to respond more quickly and effectively than us in such markets to new or changing opportunities, technologies, consumer preferences, regulations, or standards, which may render our offerings less attractive. In addition, future competitors may share in the effective benefit of any regulatory or governmental approvals and litigation victories we may achieve, without having to incur the costs we have incurred to obtain such benefits.

For all of these reasons, we may not be able to compete successfully against our current and future competitors. Our inability to compete effectively would have an adverse effect on our ability to acquire new retailers, customers, and brand partners or increase the engagement of our existing retailers, customers, and brand partners, or would otherwise harm our business, financial condition, and results of operations. Third parties may also gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Often, we are forced to balance tradeoffs between the satisfaction of various constituents on Instacart, as a change that one category views as positive may be viewed as negative to another category. For example, we take certain measures that are designed to protect against fraud, help increase safety, and prevent privacy and security breaches, such as imposing certain qualifications for shoppers and terminating access to Instacart for shoppers with reported incidents, that may be popular with consumers but may also damage our relationships with shoppers or discourage or diminish their use of Instacart. Certain measures we take to incentivize shoppers, such as smaller windows for reducing tips after an order is complete, may be popular with shoppers but may also be viewed negatively by consumers who wish to have more flexibility over tipping. Further, increased shopper flexibility in when, where, and how to shop may result in shopper shortages during periods of peak demand, which may cause frustration with retailers and customers. If we do not adequately balance the tradeoffs among the various constituents on Instacart and continuously assess such tradeoffs in the context of prevailing market and competitive factors, our business may be harmed.

Mergers or other strategic transactions by competitors or retailers could weaken our competitive position and adversely affect our business.

If one or more competitors or retailers were to merge, acquire, or partner with another competitor or retailer, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Uber acquired Postmates and Cornershop in 2020, both of which are competitors. Consolidation amongst major retail partners, such as the pending merger between Albertsons and Kroger, could impact contractual negotiations with such retail partners, result in lower utilization of our products, or lead ultimately to termination of existing retailer engagements. In addition, our competitors may also establish or strengthen cooperative relationships with current or future retailers, brands, and other parties with whom we have relationships, which could limit our ability to promote our offerings to those retailers and reduce our number of customers. As a result of these and future potential acquisitions, current and future retailers may begin working more closely, or on an exclusive basis, with other competitors with whom they have combined or otherwise established new relationships. Disruptions in our business caused by these events could adversely affect our business and results of operations.

The failure to achieve increased market acceptance of online grocery shopping and our offerings could seriously harm our business.

The market acceptance of our offerings is critical to our continued success. Historically, consumers and retailers have been slower to adopt online grocery shopping than eCommerce offerings in other industries such as consumer electronics and apparel. Grocery is a complex market, and improving upon the consumer in-store experience through an online platform is difficult due to broad consumer demands on selection, quality, value, and convenience. Grocery shopping habits and related consumer preferences are complex and diverse across and within markets and across demographics and age groups. Changing traditional grocery shopping habits is difficult, and if consumers and retailers do not embrace the transition to online grocery shopping and connected shopping experiences as we expect, our business and operations could be harmed. The amount of influence we may have over these shopping habits and preferences, and the methods at our disposal to exercise such influence (including marketing and incentives), may be limited, and we are dependent on external influences over shopping habits, such as public health incidents and inclement weather, and macroeconomic factors such as inflationary pressures. In particular, shopping habits and preferences vary between younger and older consumers, consumers across different income groups, and among other demographic characteristics, and to be successful, we need to effectively increase market acceptance across all age, income, and other demographically different groups by increasing brand awareness and focusing marketing efforts on relevant habits and preferences. Moreover, even if more consumers begin to shop for groceries online, if we are unable to address their changing needs, or the evolving needs of retailers or brands, and anticipate or respond to market trends and new technologies in a timely and cost-efficient manner, we could experience decreased adoption, increased customer churn and lose the support of retailers and brands, any of which would adversely affect our business and results of operations. Demand for our offerings is also affected by a number of factors beyond our control, including macroeconomic conditions, initiatives by retailers to influence shopping behavior, continued market acceptance of our offerings, the timing of development and release of new offerings and features by us, the timing or manner of the adoption of our offerings by retailers and our competitors, technological change, brand recognition, and growth or contraction in our markets. If we fail to achieve increased market acceptance of our offerings, our business could be seriously harmed.

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
The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. In particular, we experienced substantial growth stemming from the increased demand for online grocery driven primarily by the COVID-19 pandemic and have also made significant changes to our business, including through scaling our operations to meet the increased demand and implementing new business and product initiatives, which have impacted our expenses and margin. These historical shifts and trends are not necessarily indicative of our future performance and may obscure longer term trends in our business and results of operations. Relatedly, even as the circumstances that accelerated the growth and evolution of our business subside, we may experience sudden periods of high demand and related increased costs due to future public health outbreaks. Our business also continues to be impacted by adverse macroeconomic conditions, such as inflation and supply chain issues. As such, for these and other factors stated above, quarter-to-quarter and year-over-year comparisons of our results of operations may not be meaningful and should not be unduly relied upon as an indication of future performance.

Our working capital and operating cash flows have in the past fluctuated and may in the future fluctuate significantly from period to period as a result of new initiatives and the timing of payments made to and/or received from retailers, shoppers, and vendors. In particular, certain transaction types, such as those involving EBT SNAP benefits and alcohol sales, have resulted and may continue to result in longer collection cycles. For example, in the second half of 2021, we experienced longer collection cycles due to the larger volume of EBT SNAP and alcohol transactions. Additionally, we make substantial weekly payments to shoppers on Tuesdays and Sundays for services delivered on Instacart. As a result, we expect our reported cash and cash flows from operating activities to be impacted based on the day of the week of each reporting period. Additionally, due to the timing of funding to a certain payment card issuer, we may experience an increase in short-term liabilities based on the day of the week of each reporting period. Due to this timing, our cash flows from operating activities may not be directly comparable from period to period.

Seasonality may cause fluctuations in our sales and results of operations.

We experience seasonality in both the number of orders and GTV on Instacart, as well as in our advertising and other revenue. We typically see lower levels of order volume in the second quarter and a portion of the third quarter resulting from lower usage of our offerings during the spring and summer months, followed by higher levels of order volume in the second half of the year during the back-to-school period and holiday season. In addition, during periods of inclement weather, the number of available shoppers generally decreases, while the number of orders from customers has typically increased, which may disrupt or obscure typical seasonal trends and make seasonal fluctuations difficult to detect. In addition, our advertising and other revenue has historically been seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. We expect these seasonal trends to become more pronounced over time if our growth slows, although macroeconomic events such as future public health outbreaks may obscure future seasonality trends similar to how the impact of the COVID-19 pandemic made seasonal fluctuations difficult to detect. Moreover, other seasonal trends may develop or these existing seasonal trends may become more extreme, and the existing seasonality and customer and shopper behavior that we experience may change or become more significant, which would contribute to fluctuations in our results of operations.

If we or the third parties we rely on experience a compromise to the confidentiality, integrity or availability of the systems, or data of our customers, shoppers, partners, or Instacart, we may experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations; reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences.

Operating our business and platform involves the collection, use, storage, transmission, and other processing of sensitive, proprietary, and confidential information, including personal information of customers, shoppers, and personnel, our proprietary and confidential information, and the confidential information of partners including retailers and brands. Security incidents compromising the confidentiality, integrity, or availability of this information or our systems (or those of third parties upon which we rely) could result from a variety of evolving threats including but not limited to cyber-attacks, computer malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses, worms and ransomware), social engineering (including spear phishing and ransomware attacks), denial-of-service attacks, credential harvesting, credential stuffing, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, efforts by individuals or groups of hackers and sophisticated organizations, security vulnerabilities or misconfigurations in the software or systems on which we rely, the malfeasance or error of our personnel (such as through theft or misuse), loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

We rely on a number of third parties to operate our critical business systems and to process confidential and personal information, such as the payment processors that process customer credit card payments, cloud service providers, and employee and customer service centers, including those located in other countries. Our ability to require, monitor and enforce these third parties’ information security practices is limited. Because third parties provide operational support to our business and process confidential and personal information on our behalf, we could experience materially adverse consequences as a result of cyberattacks or incidents experienced by those providers. Third party and supply chain attacks have increased in frequency and severity and we cannot guarantee that our service providers’ security or that the security of any partners of our service providers has not been compromised. We also cannot be certain that our contracts with these third parties will allow us to obtain indemnification or recovery from them for data security-related liability that they cause us to incur.

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

In addition, remote work has become more common per our Flex First workforce model and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. For example, technologies in our employees’ and service providers’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes, or other remote work locations, may be less secure than those used in our offices. There is no guarantee that the privacy, data security, and data protection safeguards we or our service providers have put in place will be comprehensive, or completely implemented, complied with or effective. Additionally, future or past business transactions (such as acquisitions or integrations) have exposed and may in the future expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We and certain of our third-party providers regularly experience cyberattacks and other security incidents, and we expect such attacks and incidents to continue in the future in varying degrees. For example, we regularly experience credential stuffing or other types of attacks in which malicious third parties use credentials compromised in data breaches suffered by other companies or otherwise improperly obtain credentials to access shopper or customer accounts on Instacart. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

Cybercrime and hacking techniques are constantly evolving (including through the deployment of artificial intelligence), and we or the third parties we work with may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. Serious cyberattacks and other incidents may result in any or all of the following that could adversely affect our business, financial condition, and results of operations: loss of customer confidence in the security of Instacart and damage to our brand, reduced demand for our offerings, and serious disruption of normal business operations, material diversion of resources to investigate and remediate incidents, exposure to legal liability, including through litigation (such as class actions), regulatory enforcement, and indemnity obligations. Further, applicable privacy, data security, and data protection obligations may require us to notify relevant stakeholders of certain security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences, including potential statutory damages under laws such as the California Consumer Privacy Act (“CCPA”). These risks are expected to increase as we continue to grow and process, store, and transmit increasingly large amounts of data. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy, data security, and data protection obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data security, and data protection practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Interruptions or performance problems, including failure to ensure accessibility, associated with our offerings and technology capabilities may adversely affect our business, financial condition, and results of operations.

Our business and future growth prospects depend in part on the ability of our existing and potential customers and shoppers to access our offerings and technology capabilities at any time and within an acceptable amount of time. Instacart is built upon a complex system composed of many interoperating components and incorporates software that is highly extensive. Our software, including open-source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released, and we have in the past released, and may in the future release, new software that inadvertently causes interruptions in the availability or functionality of Instacart. Bugs or errors in our software, including open-source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems have in the past and could in the future result in our failure to comply with certain federal, state, or foreign reporting obligations, cause downtime that would impact the availability of our service to retailers, customers, brands, or shoppers, cause incorrect calculations relating to the payments we make to or fees we receive from or charge to retailers, customers, brands, or shoppers, or create vulnerabilities in our systems which bad actors may exploit to perpetrate fraud or otherwise harm our business. We have from time to time found defects or errors in our system and may discover additional defects or errors in the future that could result in platform unavailability or system disruption. In addition, we have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of other factors, including infrastructure changes, introductions of new functionality, human errors, capacity constraints due to an overwhelming number of customers accessing our offerings and technology capabilities simultaneously, website hosting disruptions, interruptions to business and operations due to malicious actors utilizing bots or other automated means to access Instacart, denial of service attacks, or other security-related incidents. In addition, retailers have experienced these issues, which have impacted the ability of customers and shoppers to place and fulfill orders with those retailers. These events have resulted and may continue to result in losses in revenue including through increased fraud activity and issuing appeasement credits and refunds as well as incentives for future orders to impacted customers. System failures in the future could result in significant losses of revenue, including due to losses of customers or retailers due to perceived weaknesses in our systems and protective measures. In addition, the affected party could seek monetary recourse from us for their losses, and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems or adequate remedies within an acceptable period of time.

It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our offerings and technology capabilities become more complex and customer traffic increases. When our offerings and technology capabilities are unavailable or customers or shoppers are unable to access our offerings and technology capabilities within a reasonable amount of time or at all, we have experienced and may in the future experience a loss of retailers, customers, brands, or shoppers, lost or delayed market acceptance of Instacart and our offerings, delays in payment to us by retailers, injury to our reputation and brand, regulatory inquiries, legal claims against us, and the diversion of our resources. In addition, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations may be adversely affected. We also rely on systems, including third-party systems, to deliver incentives and communications to customers and shoppers. Failure to properly configure these systems has previously had a negative impact on our business and may adversely impact our business in the future.

If we are not able to continue to introduce new features or offerings successfully and to make enhancements to existing offerings, our ability to grow and operate our business could be adversely affected.

Our ability to attract new retailers, customers, brands, and shoppers and increase revenue from existing retailers, customers, and brands depends in large part on our ability to enhance and improve our existing offerings and to introduce new features or offerings. To grow our business and be competitive, we must develop offerings, features, and functionality that reflect the constantly evolving nature of technology and the needs of retailers, consumers, brands, and shoppers. The success of these and any other enhancements or developments depend on several factors, including their timely introduction and completion, sufficient demand, and cost effectiveness. It is difficult to accurately predict retailer, consumer, brand, or shopper adoption of new features or offerings, and related shifts in consumer shopping behavior, as well as our recent rapid growth and limited experience in operating our business at its current scale, scope, and complexity. Such uncertainty limits our ability to predict our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot navigate such uncertainties or are unable to successfully develop new features or offerings or to enhance our existing offerings or otherwise overcome technological challenges and competing technologies to gain market acceptance, then our business and results of operations will be adversely affected.

Our ability to develop new offerings, features, and functionality to meet industry demands is important to remaining attractive to retailers, consumers, brands, and shoppers, and if we fail to continue to successfully innovate, we could lose existing retailers, customers, brands, and shoppers, which could impact our growth and results of operations. We are building and improving machine learning models and other technological capabilities to drive improved customer and shopper experience, as well as efficiencies in our operations, such as optimized payment processing, customer service, shopper acquisition and onboarding, automated key support workflows, and batching, picking, and routing algorithms to help shoppers work more efficiently and with greater accuracy in fulfilling orders. While we expect these technologies to lead to improvements in the performance of our offerings and operations, including inventory prediction and customer traffic prediction and management, any flaws or failures of such technologies could cause interruptions or delays in our service, which may harm our business. For example, failure to accurately collect retailer catalog information, which drives item pricing and availability, or reflect changes to those files in our systems could result in significant losses of revenue. We are increasing our investment in product development and hiring and retaining highly skilled engineering personnel to support these efforts, but such investments may not be effective in maintaining or improving the experience for retailers, customers, or shoppers or provide a positive return on investment. Moreover, we may make these investments and other business decisions that reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve our offerings, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and research analysts covering us and may also not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected. In addition, technological innovation in the online grocery industry from our competitors or other third parties, such as automation or next-generation fulfillment, could render our offerings less desirable or obsolete.

We have incorporated and may continue to incorporate additional artificial intelligence and machine learning (“AIML”), solutions into our platform, offerings, services, and features, including those based on large language models, and these applications may become more important to our operations or to our future growth over time. We expect to rely on AIML solutions to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or at all. We may also fail to properly implement or market our AIML solutions. Our competitors or other third parties may incorporate AIML into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AIML may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. National, state, and local regulators may also consider or adopt comprehensive legal compliance frameworks specifically for AIML, which is a trend that may increase now that the European Commission has proposed the first such framework. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. Additionally, the use of AIML applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AIML applications could adversely affect our reputation and results of operations. AIML also presents emerging ethical issues and if our use of AIML becomes controversial, we may experience brand or reputational harm.

We are making substantial investments to expand our offerings and technologies to capitalize on new and unproven business opportunities and expect to increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.

We have made substantial investments to expand our offerings and technologies to capitalize on new and unproven business opportunities, including new fulfillment options, expansion into retail categories outside of grocery, strategic initiatives such as Instacart Health and Instacart Business, the development of hardware products, and automated, AIML technologies. We intend to continue investing significant resources in developing these technologies, tools, initiatives, features, and offerings that we believe will enable our success in new markets or areas of business and/or strengthen our core business. For example, we have expanded our offerings to retailers in categories adjacent to the grocery industry, including alcohol, pharmacy, electronics, beauty, and home improvement. We also launched Connected Stores, a suite of in-store technologies, including artificial intelligence-powered shopping carts and customer checkout solutions, offered to our retail partners. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies or ventures, or if we are unable to timely introduce and commercialize such offerings, we may not realize the expected benefits of our strategy. These initiatives also have a high degree of risk, as they involve nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because these initiatives are new, they may involve claims and liabilities, expenses, regulatory challenges, and other risks, some of which we cannot currently anticipate. Certain initiatives may also involve committed incremental investments or payments over long periods of time before they become accretive to our revenue or margin, and if they never become accretive, we may be contractually obligated to make payments or incur expenses in connection with initiatives for an extended period without sufficient, or any, economic or financial benefit. Further, our development efforts with respect to new offerings and technologies could distract management from current operations and divert capital and other resources from our more established offerings and technologies. For example, the design, development, manufacture, and distribution of hardware products produced by Caper is a new line of business for us that will require continued investment in operating expenses, headcount, and executive time and attention.

Producing and offering hardware products will also involve new or heightened risks to our business, such as manufacturing and inventory risks resulting from supply chain disruptions, user safety risks and additional expenses resulting from product defects, import and export expenses, and other hardware-related costs. Although we believe these investments will improve our financial results over the long term, they may negatively impact our short-term financial results, which may be inconsistent with the short-term expectations of our stockholders. Moreover, there can be no assurance that retailer, consumer, or brand demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that offerings developed by others will render any new offerings noncompetitive or obsolete. Even if we are successful in expanding our offerings or technologies to enter new markets or areas of business, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully deriving value from these offerings or technologies. For example, our Instacart Health offering may subject us to rules governing the use and processing of health information, such as the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), and regulatory requirements for interacting with health plans, government benefit programs, nonprofits, and other players in the healthcare space. If we do not realize the expected benefits of these investments, our business, financial condition, and results of operations may be harmed.

Our marketing efforts to help grow our business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase and engage our customer base and achieve broader market acceptance of our offerings.

Promoting awareness and driving adoption of our offerings is important to our ability to grow our business, and attracting and engaging new retailers, customers, brands, and shoppers can be costly. Our consumer marketing efforts currently include, without limitation, digital performance marketing that includes search, programmatic, and social; customer relationship management (“CRM”), based marketing that includes push notifications, text messaging, email marketing, linear television, audio, and shopping ads; and co-marketing efforts with retailers, payment providers, and brands. To drive existing customer reengagement, we also utilize targeted promotions including time-limited free delivery offers and coupons. For shoppers, we reach them primarily through digital performance marketing and through in-app prompts. Our marketing initiatives may become increasingly expensive, and we may fail to generate a meaningful return on these initiatives, if at all. For example, we have incurred increased expenditures on our marketing and consumer incentive initiatives to accelerate the growth of our business, which have and may continue to have an effect on revenue and may harm our profitability in the near term. We also have limited experience conducting broad brand marketing campaigns and other marketing initiatives given the current scale, scope, and complexity of our business. Even if we successfully increase revenue as a result of consumer marketing efforts, it may not offset the additional marketing expenses we incur. Our marketing campaigns may also be long-term endeavors, and we may not be able to accurately assess the success of these campaigns for several periods. If our marketing efforts to help grow our business are not effective, we expect that our business, financial condition, and results of operations would be adversely affected.

If we fail to maintain and enhance our brand, our ability to engage or expand our base of retailers, customers, brands, and shoppers will be impaired and our business, financial condition, and results of operations may suffer.

Maintaining and enhancing our reputation as a differentiated and category-defining company is critical to attracting and expanding our relationships with retailers, customers, brands, and shoppers. The successful promotion of our brand and the market’s awareness of our offerings will depend on a number of factors, including our marketing efforts, ability to continue to develop our offerings, and ability to successfully differentiate our offerings from competitive offerings. We expect to invest substantial resources to promote and maintain our brand, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. The strength of our brand will depend largely on our ability to provide quality services at competitive prices. Brand promotion activities may not yield increased GTV, orders, or revenue, and even if they do, the increases in GTV or orders may not persist and any increases in revenue may not offset the expenses we incur in promoting and maintaining our brand and reputation. In order to protect our brand, we also expend substantial resources to register and defend our trademarks and to prevent others from using the same or substantially similar marks. Despite these efforts, we may not always be successful in protecting our trademarks, and we may suffer dilution, loss of reputation, or other harm to our brand. If our efforts to cost-effectively promote and maintain our brand are not successful, our results of operations and our ability to attract and engage customers, partners, and employees may be adversely affected. Further, even if our brand recognition and customer loyalty increase, this may not yield increased revenue for us.

Unfavorable publicity regarding Instacart, shoppers, customer service, or privacy, data security, and data protection practices could also harm our reputation and diminish confidence in, and the use of, our services. Fear of loss of customers or lack of customer adoption due to poor service quality or negative customer or shopper reviews or press may make retailers reluctant to join or remain on Instacart. The same negative network effects could occur as a result of trust and safety or fraud incidents. The loss of customers or retailers due to poor shopper performance or a trust and safety incident caused by a shopper, customer, or third party could harm our business. In addition, negative publicity related to marketing partners or key brands that we have partnered with may damage our reputation, even if the publicity is not directly related to us. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among retailers, customers, brands, and shoppers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of retailers, customers, brands, and shoppers, and our business, financial condition, and results of operations may suffer.

If we fail to offer high-quality support, our ability to attract and engage customers and shoppers could suffer.

Customers and shoppers rely on our support personnel and technologies to resolve issues and realize the full benefits that Instacart provides. High-quality support to both customers and shoppers is also important for the expansion of Instacart’s use by our existing customers. The importance of our support function will increase as we expand our business and pursue new customers. We rely in part on support personnel and contractors in countries outside of the United States, and government actions in those countries such as curfews have in the past and could in the future slow down our systems and ability to timely respond to customer and shopper issues. We also rely in part on support technologies such as self-service solutions. Those technologies have in the past and may in the future fail to perform as expected resulting in customer and shopper dissatisfaction. If we do not help customers and shoppers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our revenue from existing and new customers could suffer, as well as our reputation with existing or potential customers.

Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and engaging retailers, customers, brands, and shoppers. Future changes to our pricing model could adversely affect our business.

Demand for our offerings is highly sensitive to a range of factors, including our strategies relating to the amount of potential earnings required to attract shoppers, incentives paid to shoppers, and the fees we charge retailers, customers, and brands. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, supply chain issues, the price sensitivity of consumers in different income groups or other demographics, inflation, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for customers, increase the incentives we pay to shoppers that utilize Instacart, reduce the fees we charge retailers or brands, or increase our marketing and other expenses to attract and increase the engagement of retailers, customers, brands, and shoppers in response to competitive, regulatory, and other external pressures. For example, certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings, including subscription offerings for bundled services. We may need to spend significant amounts on marketing and both customer and shopper incentives to deploy innovative and novel pricing and incentive strategies to retain or attract new customers and shoppers. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription offerings like Instacart+, and customer or shopper loyalty programs, or modify existing pricing methodologies or pricing models and fulfillment options, due to a variety of reasons, including to address changes in the market for our offerings as competitors introduce new offerings and features or in response to actions taken by our retail partners, or to regulatory or other legal challenges, any of which may not ultimately be successful in attracting and engaging retailers, customers, brands, or shoppers or may negatively impact customer retention and engagement as well as our financial results. We also offer brands and retailers tools and products, including through our Eversight business, to enable them to optimize online pricing and promotions strategies. If these solutions fail to generate improved results for brands and retailer sales, brands and retailers may choose to not use such solutions. If these solutions negatively impact consumer price perception, our brand reputation and our ability to attract and retain customers could be harmed. The increasing complexity of our pricing models and related expansion of our business may also require us to update our internal systems for invoicing retailers or brands or incur costs to remediate errors or disputes in existing invoices.

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

If retailers, customers, brands, shoppers, or other third parties using Instacart engage in, or are subject to, criminal, violent, inappropriate, or dangerous activity, it could have an adverse impact on our reputation, business, financial condition, and results of operations.

We are not able to control or predict the actions of retailers, customers, brands, shoppers, and other third parties, either during their use of Instacart or otherwise, and we may be unable to protect or provide a safe environment for constituents on Instacart as a result of criminal, violent, inappropriate, or dangerous actions by any such parties. Such actions have historically resulted, and may in the future result, in injuries, property damage, or loss of life for retailers, customers, brands, shoppers, and other third parties, as applicable, or business interruption, brand and reputational damage, or significant liabilities for us. Certain events, including incidents of criminal behavior, episodes of civil unrest, or the imposition of curfews, may impact retailers, which in turn may impact the ability of shoppers to provide services to customers through Instacart. With respect to shoppers, although we administer certain qualification processes for shoppers on Instacart, including one or more general identification, criminal background, department of motor vehicle, and/or motor vehicle record checks on shoppers through third-party service providers prior to engagement, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws and availability of records. Moreover, our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. We have in the past received, and we expect to continue to receive, complaints from retailers, customers, shoppers, and other third parties, as well as actual or threatened legal action against us related to shopper, customer, retailer, and other third party conduct.

If shoppers or individuals impersonating shoppers or customers engage in criminal activity, fraud, including identity theft, use of stolen or fraudulent credit card data, misconduct, breach our terms of service, or inappropriate conduct or use Instacart as a conduit for criminal activity, or we fail to identify or detect, or experience delays in identifying or detecting such activity or events, our offerings may not be viewed as safe, reliable, or appealing, and we may receive negative press coverage as a result. Such negative public perception of our offerings or brand would adversely impact our brand, reputation, and business. We have in the past experienced, and may experience in the future, inappropriate conduct and criminal activity by certain shoppers or other bad actors, including fraudulent uses of credit cards, social engineering attacks to gain access to customer and shopper accounts, as well as fraudulent use of our payment card programs. This conduct has in the past involved, and may in the future involve, coordinated and complex fraud schemes that are difficult to detect and prevent. Given their complexity, such schemes have in the past persisted, and future schemes may also persist, for lengthy periods prior to detection. As a result of these fraudulent schemes, we have in the past been, and may in the future be, liable for orders facilitated on Instacart with fraudulent credit card transactions, even if the associated financial institution approved the credit card transaction. In addition, even if we are not contractually required to do so, we have historically provided retailers with business concessions for related losses in certain cases and may provide additional concessions as a result of future schemes. These retailer concessions and any liability we otherwise face from such inappropriate or fraudulent conduct negatively impact our revenue and financial results. In addition, the process for quantifying the amount of financial losses from these fraudulent schemes may be lengthy, in part due to their complexity and, in cases where the fraudulent activity occurs through systems controlled by our partners, we may be unable to remediate or prevent this activity in a timely manner or at all due to limitations in, or our ability to, interact with such systems. As a result, the impact of such schemes on our financial results may continue into future periods or have higher impacts to our financial results than we anticipate, even following their termination. Our failure to adequately detect, address, or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action, result in errors in our financial statements that could result in corrections to or restatements of our historical financial statements, cause delays in the preparation and filing of our periodic reports as well as failures to meet our reporting and other obligations as a public company, and lead to expenses that could adversely affect our business, financial condition, and results of operations. If other criminal, inappropriate, or other negative incidents occur due to the conduct of retailers, customers, brands, shoppers, or other third parties, our ability to attract retailers, customers, brands, and shoppers may be harmed, and our reputation, business, and financial results could be adversely affected.

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

Our results of operations may vary based on the impact of changes in our industry or the economy on us and retailers, consumers, brands, and shoppers. For example, the COVID-19 pandemic had a significant impact on the markets and communities in which we and retailers, consumers, brands, and shoppers operate and resulted in significant growth in demand for our offerings and our business in general over a limited time period. This growth led to significant operational disruptions, such as response delays and outages on our platform shopper shortages. While these effects have subsided, the full extent to which the COVID-19 pandemic may continue to impact our business, results of operations, and financial condition will depend on future developments that are uncertain and cannot be accurately predicted. We cannot assure you that these effects will remain reduced in the future, including due to potential new public health outbreaks. We could face further operational disruptions and incur additional expenses in connection with future public health outbreaks, including expenses associated with our health and safety protocols and processes, that could adversely affect our business and results of operations. Further, due to the size, scope, and nature of our operations, which have significantly expanded since the start of the COVID-19 pandemic, the expenses we may need to incur to protect the health and safety of shoppers and certain of our employees in the event of future public health outbreaks may be higher than similar expenses that companies in other industries may need to incur.

In addition, negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic or other public health threats, the military conflict involving Russia and Ukraine, conflicts in the Middle East, and economic sanctions imposed on Russia and Belarus, bank failures, changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, weather events, and natural catastrophes, including warfare and terrorist attacks on the United States or elsewhere, could adversely affect our liquidity and financial condition as well as demand for our offerings and the growth of our business. In particular, we generate a significant proportion of our GTV from a limited number of geographical markets. If such negative conditions disproportionally affect these markets, the demand for our offerings and the growth of our business may be more severely impacted. In addition, these events and any impact of these events on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business and the business of our retail partners and brand partners, as well as the ability of shoppers using Instacart to complete deliveries. Such disruptions may create additional costs for us to maintain or resume operations and may also negatively affect the growth of our business.

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

While the pace of our headcount expansion has slowed, we may continue to grow our number of employees in order to meet our business plans or comply with regulatory changes. Our organizational structure will continue to evolve as we add additional retailers, customers, brands, shoppers, employees, offerings, and technologies, improve upon our product infrastructure, and as we continue to expand further domestically and internationally. Properly managing our growth will require us to continue to retain or hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining or increasing the productivity of our existing employees and staff, our business may be harmed. Additionally, certain units of employees may decide to unionize, in which case, we would be legally compelled to enter into good faith negotiations with the union representative over a collective bargaining agreement. Such negotiations or collective bargaining agreements may negatively impact our financial performance or results of operations. Furthermore, our workforce restructuring in February 2024 may result in increased attrition beyond our intended reduction, reduce employee morale, and may negatively impact employee recruiting and retention as well as our operations, our ability to grow our business, and our financial results. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. If we are unable to expand our operations, appropriately manage our headcount and retain and increase the productivity of our existing employees, or attract sufficient shoppers in an efficient manner, or if our operational technology is insufficient to reliably service customers, customer satisfaction will be adversely affected, and this may cause customers to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and results of operations.

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

Our success and future growth depend largely upon the continued services of our management team. From time to time, there have been and may continue to be changes in our executive management team resulting from the hiring or departure of these personnel, due to voluntary termination of employment, illness, death, disability, or otherwise. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, including due to a leave of absence for medical reasons or otherwise, or the failure by our executive team to effectively work together or with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering capabilities. We do not maintain key man life insurance with respect to any member of management or other employee.

In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled personnel with the skills and technical knowledge that we require, including engineering, software design and programming, marketing, sales, and other key personnel, and our business plans and growth may depend on hiring a significant number of additional employees. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, and new hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, most of whom are at-will employees. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. Further, inflationary pressure may result in employee attrition to the extent our compensation does not keep up with inflation. Additionally, the failure to continue hiring new, or the loss of any significant number of our existing engineering personnel could harm our business, financial condition, and results of operations. These risks pertaining to the recruitment, retention, development, motivation, and productivity of our employees may persist or be heightened as a result of our workforce restructuring in February 2024 and if our workforce becomes increasingly distributed as a result of our Flex First workforce model. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines or experiences significant volatility (including as valuations of companies comparable to us decline due to overall market trends, inflation, and related market effects or otherwise), or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees or result in us granting additional equity awards, which would result in additional stock-based compensation expense and further dilution to our stockholders. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.

If we cannot maintain our company culture as we grow, our business and competitive position may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the offerings that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. In addition, we may find it difficult to maintain our company culture if our employees elect to work remotely on an indefinite basis as permitted by our Flex First workforce model. Remote work, as well as our workforce restructuring in February 2024, may negatively impact employee morale and productivity and may also harm collaboration and innovation. If we fail to maintain our company culture, our business and competitive position may be harmed.

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

The estimates of market opportunity and forecasts of market growth included in our public disclosures may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described herein in this Annual Report on Form 10-K. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at a similar rate, if at all.

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable retailers, consumers, or brands covered by our market opportunity estimates will purchase our offerings at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our offerings and those of our competitors. Accordingly, the forecasts of market growth included in our public disclosures should not be taken as indicative of our future growth.

Acquisitions, strategic investments, partnerships, collaboration or commercial arrangements, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, consumer demands, and competitive pressures. In some circumstances, we may choose to expand our services and grow our business through the acquisition of complementary businesses and technologies rather than through internal development. For example, in August 2021, we acquired CaterXpress Pty. Ltd. DBA FoodStorm (“Foodstorm”), which offers software for self-serve kiosks that in-store customers use to place orders for catering, prepared food, deli, and bakery items; in October 2021, we acquired SBOT Technologies Inc. DBA Caper (“Caper”), a provider of artificial intelligence-powered shopping carts and consumer checkout solutions for retailers; in August 2022, we acquired Eversight, which offers AI-powered technology to create compelling savings opportunities for customers in real-time; and in September 2022, we acquired Rosie Applications Inc. (“Rosie”), which provides eCommerce storefront experiences specifically for local, independent retailers. We have also entered in the past, and will continue to seek in the future, strategic partnerships, collaborations, or commercial arrangements, or alliances with third parties, which we refer to collectively as collaborations. The identification of suitable acquisition candidates or collaborators can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions or collaborations, including as a result of regulatory inquiries or actions by antitrust authorities. In particular, our proposed or completed acquisitions or collaborations may be subject to investigations or enforcement actions by antitrust regulatory bodies in the countries in which we operate, such as the Department of Justice and the Federal Trade Commission (“FTC”), which have recently increased their scrutiny of merger or collaboration activity, particularly in the technology sector. In addition, once we have completed an acquisition, we may not be able to successfully integrate the acquired business.

Certain of our collaborations also are, and may in the future be, with third parties that are well-capitalized and have significant size, scale, geographic, and other advantages. As a result, certain of the terms in such arrangements may be less favorable to us. We will also have limited control over the amount and timing of resources that our collaborators dedicate to our arrangements. These arrangements may not lead to the business and financial outcomes that we expect and may also result in significantly higher costs for us or other negative impacts or impediments to our business, operations, regulatory posture, or strategy, which we may not anticipate or currently project, that result in a material adverse effect to our business, financial condition, and results of operations. In particular, these collaborations may span multiple years, often with significant upfront costs. As a result, we may not be able to accurately assess the success of these collaborations for several periods and only after we have made substantial investments and expenditures. If any collaboration results in future material adverse effects to our business, financial condition, and results of operations, we may not be able to terminate such collaboration on a timely or cost-effective basis. Certain of these third parties, such as retailers and brands, also engage with our business in other aspects, and any disagreements or disputes in connection with collaborations may result in the loss of these third parties as customers or partners in other areas of our business. We have issued in the past, and may in the future issue, new equity or equity-linked securities to partners, which dilute our existing stockholders and may include affirmative or restrictive covenants as well as redemption or repurchase provisions.

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
•regulatory inquiries or actions, including changes to applicable regulatory frameworks and/or remedies imposed by antitrust authorities such as divestitures, ownership or operational restrictions, or other structural or behavioral remedies, either as a condition to or following the completion of a transaction;
•difficulties or unforeseen expenditures in integrating the business, offerings, technologies, personnel, or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us, which may result in delays in integration or realization of anticipated synergies or other benefits and/or impede our ability to incorporate their results or contributions in our reported metrics;
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

We track certain operational metrics, including customer, retailer, brand, and shopper counts and key business metrics such as orders and GTV, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics as of or for the applicable period of measurement, there are inherent challenges in these measurements. We have also refined and may further refine in the future our methodology for tracking certain operational metrics from time to time, to the extent practicable, including to improve overall accuracy, including for business updates, and alignment with management’s view of business and operating performance. Any of these updates may result in changes in certain business and operating trends and may impact comparability of these metrics across periods. Further, the accuracy of our operating metrics could be impacted by fraudulent users of Instacart. We have also tracked the impact of the COVID-19 pandemic and its variant outbreaks on our metrics, including orders influenced by the COVID-19 pandemic versus other factors, which are subject to numerous assumptions and a limited time period of data. As a result, our expectations of future trends may not be accurate or may be overstated. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our business, reputation, financial condition, and results of operations could be adversely affected.

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

We are involved in multiple individual and class-action lawsuits and government actions that claim that shoppers should be classified as employees rather than as independent contractors. See the section titled “Legal Proceedings—Independent Contractor Classification Matters” for more information. We have incurred, and we expect to continue to incur, significant costs and legal fees in defending the status of shoppers as independent contractors. In particular, we have been and may continue to be subject to administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. Although we believe that we comply with applicable requirements and that shoppers are properly classified as independent contractors, we may be required to make significant payments, including through settlements, penalties, and interest as a result of these audits. Adverse determinations regarding the independent contractor status of shoppers could, among other things, significantly increase our costs to serve customers, impair or prevent the fulfillment of customer orders, or result in losses in excess of the accrued amounts in our reserve balances, any of which could seriously harm our business. Additionally, such adverse determinations may result in altering our business model and operations, including restricting the flexibility of shoppers by instituting minimum, maximum, or set hours of work, or designated locations for work, or controlling costs in other ways (such as limiting shopper access to Instacart or shopper incentives or eliminating tips), which could result in disruption to service and harm our business. Shoppers may also be entitled to the reimbursement of certain expenses and benefits under existing employment-related laws, such as those pertaining to medical insurance and minimum wage and overtime, which could result in us being liable for employment and withholding tax and benefits for such individuals, as well as other related liabilities. Such adverse determinations could also expose us to significant retroactive liability, such as liability for meal breaks, overtime premiums, and statutory penalties.

Further, the state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and among governmental agencies and is subject to change based on court decisions and regulation. For example, on April 30, 2018, in its decision in Dynamex Operations West, Inc. v. L.A. Superior Court (“Dynamex”), the California Supreme Court adopted a new standard, referred to as the “ABC” test, for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders. The Dynamex decision altered the analysis of whether an individual has been properly classified as an independent contractor in California, making it more difficult to properly classify a worker as such. The California legislature subsequently codified the “ABC” test in the Dynamex decision as the default standard for independent contractor misclassification. On December 16, 2020, the California state ballot initiative, Proposition 22, which provides a framework that offers legal certainty regarding the status of independent work and protects worker flexibility and the quality of on-demand work, among other things, became effective. Proposition 22 was expected to provide more legal certainty over the classification of workers on Instacart in California from the time it became effective on December 16, 2020. However, on August 20, 2021, a judge in Alameda County Superior Court granted a writ that, if upheld, would order the State of California not to enforce Proposition 22 on the ground that it is unconstitutional. The California Attorney General filed an appeal, and on March 13, 2023, the appellate court largely reversed the superior court and effectively upheld Proposition 22. Plaintiffs have appealed the decision to the California Supreme Court. If the appellate court ruling is reversed by the California Supreme Court, we will face continued legal uncertainty over whether we can properly classify a shopper as an independent contractor in California. Even if Proposition 22 is determined to be enforceable, we may still face allegations that certain of our business practices do not satisfy all the elements of Proposition 22. Further, Proposition 22 entitles shoppers in California to certain new pay standards and benefits, and imposes certain requirements, which increases costs for us in California, where a large number of shoppers who use Instacart are located. While we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits.

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

Continuing legal uncertainty regarding shopper classification may also impair our ability to expand our offerings, pursue new business verticals, and innovate on our operational strategies. Such activities may require novel or different delivery fulfillment methods or introduction of new shopper tasks that result in increased risk of litigation against our existing model, or increased risk of adverse determinations in our ongoing actions and proceedings. Any adverse determination or implementation of laws, legislation, or regulations similar to Proposition 22 or that result in shoppers who use Instacart being classified as employees would result in disruption of service to customers and us having to incur additional expenses to employ shoppers, which could materially impair our business and results of our operations and specifically impact our current financial statement presentation including revenue and cost of revenue. In addition, a determination in, or settlement of, any legal proceeding or legislation that results in shoppers who use Instacart being classified as employees would likely require us to significantly alter our existing business model and operations and impair our ability to innovate upon and expand our offerings, which could have a material adverse effect on our results of operations and future growth. Further, if we increase customer fees or charges as a result of the increased costs under Proposition 22 or other similar laws or additional requirements or limitations on the use of contractors, we may experience customer dissatisfaction with such increased fees, which could result in decreased customer use of our offerings.

Additionally, if we are unable to fully offset any additional costs incurred in connection with these compliance efforts, our results of operations may be adversely affected.

Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved could expose us to monetary damages or limit our ability to operate our business.

We have in the past been, are currently, and may in the future become, involved in claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings. We are subject to investigations and legal proceedings relating to various matters including whether we fulfilled our contractual obligations to or improperly withheld pay or tips from shoppers, whether we adequately protected the public’s or shoppers’ health and safety, whether we properly provide protected leave, whether we properly paid sales tax, whether we properly implemented our service fees, whether we improperly conduct background checks of shoppers, and whether we are responsible for injury resulting from alleged shopper actions or negligence. We are also subject to investigations and legal proceedings involving bodily injury and property damage, labor and employment, anti-discrimination claims, commercial and contract disputes, unfair competition, consumer protection regulations, including fees and pricing and related disclosures and automatic renewal laws, intellectual property, transactions involving our securities, privacy, data security, and data protection, environmental laws and regulations, health and safety, weights and measures, compliance with regulatory requirements, and other matters. For example, we are currently subject to a securities class action lawsuit in federal court alleging federal securities law violations in connection with our IPO. See the section titled “Legal Proceedings” for more information. We have investigated many of these matters and are implementing a number of recommendations to our managerial, operational, and compliance practices, as well as strengthening our overall security measures.

The results of any such litigation, investigations, and legal proceedings are inherently unpredictable and expensive. The frequency of such claims could increase in proportion to the number of retailers, customers, brands, and shoppers that use Instacart. Any claims against us, whether meritorious or not, could be costly and harmful to our reputation, and could require significant amounts of management time and corporate resources. If any of these legal proceedings were to be determined adversely to us, or we enter into a settlement arrangement, which we have done in the past, we could be exposed to monetary damages or be forced to change the way in which we operate our business or remove valuable features or content from our platform, which could have an adverse effect on our business, financial condition, and results of operations.

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

Further, with the potential for conflicting rules, new or upcoming rules or changes in the interpretation of such rules regarding the scope and enforceability of arbitration on a state-by-state basis, conflicting rules between state and federal law, some or all of our arbitration provisions could be subject to challenge or may need to be to exempt certain categories of protection. For example, some plaintiffs’ attorneys have argued that certain shoppers are workers “in interstate commerce” and are thus exempt from the Federal Arbitration Act, and it remains possible that a court could find our agreements unenforceable against those shoppers. If our arbitration agreements were found to be unenforceable, in whole or in part, or specific claims were required to be exempted from arbitration, we could experience an increase in our litigation costs and the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition, and results of operations.

Our business is subject to various laws and regulations, which may change or increase over time and subject us to increased compliance costs and liabilities.

Our business is subject to changing laws, rules, and regulations, including, without limitation, federal, state, and local laws, and in the future, country specific laws, governing the internet, eCommerce, and hardware devices, including electronic payments, privacy, data security, data protection, the use of AIML technologies, pay and fee transparency, health information privacy and security, consumer protection, marketing and advertising, gift cards, health and safety, food and product safety, product labeling and traceability, import and export, zoning and permitting, hardware device certification, sustainability, tax, insurance, employment, weights and measures, alcohol and other age-restricted products, and worker classification and compensation. Some of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. New laws and regulations have been and may continue to be adopted, implemented, or interpreted to apply to us, and existing laws and regulations that we currently comply with and operate under may be interpreted differently in the future. Some of these laws and regulations will, or may in the future, require us to change our business and operations or pricing, which may be costly and harm our customer retention and engagement as well as our results of operations. Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and in particular, companies in the “gig economy” that rely on the services of independent contractors.

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

The cost of compliance with the evolving and ever-changing legal and regulatory environment may be significant and have required us to modify our business and operations or pricing. Our failure to comply with existing or future laws, rules, and regulations could subject us to litigation, audits, investigations, disputes, or other legal proceedings that could result in fines, civil liability, mandatory injunctions that change how we operate, or cessation of operations. As our business matures and we expand geographically and into different retail categories, we may become subject to new laws and regulations in new jurisdictions. It is difficult to predict how existing and future laws will be applied to our business as it exists today and may exist in the future.

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

As part of our normal business activities, we collect, use, store, share, transmit, and otherwise process sensitive, proprietary, and confidential information, including personal information of retailers, customers, brands, shoppers, employees, and others. These activities are regulated by a variety of federal, state, local, and foreign privacy, data security, and data protection laws, regulations, and industry standards, which have become increasingly stringent in recent years. In addition, existing laws and regulations are complex and constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally which could further restrict certain uses of the personal information of retailers, customers, brands, shoppers, employees, and others. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations, and standards, and may be subject to contractual obligations, industry standards, codes of conduct, and regulatory guidance relating to privacy, data security, and data protection in the jurisdictions in which we operate. Our efforts to comply with such obligations may not be successful.

In the United States, there are numerous federal and state privacy and data security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state privacy laws, data security laws, data breach notification laws, consumer protection laws, and other similar laws (e.g., wiretapping laws). For example, the FTC, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of personal information. Such standards require us to publish statements that describe how we handle personal information, and the choices individuals may have about the way we handle their personal information. If such statements that we publish are considered deficient, lacking in transparency, deceptive, unfair, misrepresentative, untrue, or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Furthermore, some states have passed specific laws mandating reasonable security measures for the handling of consumer personal information. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.

In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. For example, the CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also creates restrictions on “sales” of personal information and the use of personal information for cross-context behavioral advertising that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our marketing programs and our Instacart Ads offerings rely on these technologies and could be adversely affected by the CCPA’s restrictions. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for certain data breaches. Additionally, the California Privacy Rights Act (“CPRA”), expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. The CPRA also restricts the use of certain categories of sensitive personal information that we handle; further restricts the use of cross-context behavioral advertising techniques on which our marketing programs and Instacart Ads offerings rely; establishes restrictions on the retention of personal information; and

expands the types of data breaches subject to the private right of action. Certain states have also recently passed comprehensive privacy laws that took effect or will take effect in the near future. These new general privacy laws create restrictions on our business that are similar to the CPRA, including restrictions on “sales” of personal information and cross-context behavioral advertising. As a result, our marketing initiatives and Instacart Ads offerings could further be adversely affected, and additional investment in compliance may be required. Similar laws are being considered in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and expose us to additional liability.

We are also subject to certain health information privacy and security laws. A number of state legislatures have adopted legislation that regulates how businesses may use consumers’ health data. For example, the Washington My Health My Data Act creates restrictions on the use of consumer health data for purposes such as marketing and advertising. As a result, our marketing initiatives, Instacart Ads and Instacart Health offerings could be further limited and we have incurred and expect to continue incurring additional compliance expenses. We are also subject to additional health information privacy and security laws as a result of the limited amount of health information that we receive in connection with the prescription delivery services that we provide on behalf of pharmacy retailers. These laws and regulations include HIPAA, which establishes privacy, security, and breach notification standards for protected health information processed by health plans, healthcare clearinghouses, and certain healthcare providers, collectively referred to as covered entities, and the business associates with whom such covered entities contract for services, as well as their covered subcontractors. We are regulated as a “business associate” of certain covered entity pharmacy retailers and must comply with HIPAA as applicable to business associates. We maintain a HIPAA compliance program, but it is not always possible to identify and deter misuse by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in preventing all misuse, breaches, or violations. Violations of HIPAA may result in significant administrative, civil, and criminal penalties. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Failure to comply with such state laws may also subject us to significant penalties. As we expand our Instacart Health offering, we anticipate that the risk associated with HIPAA compliance will increase and that we may be required to make significant investments in order to build compliant product offerings in the health space. Some U.S. states and the FTC have also adopted privacy laws or issued guidance limiting the collection and use of certain health information that may extend to our customers’ interactions with certain over-the-counter health products.

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

Foreign privacy laws are also undergoing a period of rapid change, have become more stringent in recent years, and may increase the costs and complexity of offering our offerings in new geographies. In Canada, where we operate, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation (“CASL”), prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards. The Canadian province of Quebec also passed a comprehensive privacy law that grants individuals extensive rights with respect to their personal information, including the right to consent to certain marketing and advertising practices. In addition, certain of our subsidiaries have insignificant operations in China, Australia and Mexico and are subject to, respectively, China’s Personal Information Protection Law, Australia’s Privacy Act 1988 and Spam Act 2003 and Mexico’s Federal Law for the Protection of Personal Data Held by Private Parties. These laws impose a number of requirements on our processing of personal information and direct marketing activities that may increase our compliance costs and risk of facing regulatory enforcement action.

Certain of our subsidiaries are subject to the United Kingdom General Data Protection Regulation (“UK GDPR”) and to the European Union’s General Data Protection Regulation (“GDPR”). Future expansion of our business, operations, or service offerings to the European Economic Area (“EEA”), will increase our exposure to data protection laws in the region, including the GDPR. The GDPR and UK GDPR impose strict requirements for processing personal data of individuals, give individuals extensive rights with respect to their personal data, and carry penalties for violations of up to the greater of EUR 20 million or 4% of total global annual turnover in the European Union, and up to the greater of GBP 17.5 million or 4% total global annual turnover in the United Kingdom. Companies that violate the GDPR or UK GDPR may also face prohibitions on data processing and other corrective action, as well as private litigation brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

We may also be subject to additional tax liabilities and related interest and penalties due to changes in U.S. federal, state, or international tax laws, administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements, or judicial decisions, changes in accounting principles and changes to the business operations, as well as evaluation of new information that results in a change to a tax position taken in prior periods. For example, if we are treated as an agent for our retail partners under U.S. state tax law, we may be primarily responsible for collecting and remitting sales taxes directly to certain states. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so, or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, and additional administrative expenses, which could materially harm our business. We are under audit by various state tax authorities with regard to sales tax and other indirect tax matters, primarily relating to the reporting of sales on behalf of our third-party sellers, or the tax treatment applied to the sale of our services in these jurisdictions. Although we have reserved for potential payments of possible past tax liabilities in our consolidated financial statements, if these liabilities exceed such reserves, our financial condition will be harmed. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and results of operations.

In addition, federal tax rules generally require payors to report payments to unrelated parties to the Internal Revenue Service. Under certain circumstances, a failure to comply with such reporting obligations may cause us to become liable to withhold a percentage of the amounts paid to shoppers and remit such amounts to the taxing authorities. Due to the large number of shoppers, and the amounts paid to each, process failures with respect to these reporting obligations could result in financial liability and other consequences to us if we were unable to remedy such failures in a timely manner.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

As of December 31, 2023, we had federal net operating loss carryforwards of $40 million. We generated $10 million of net operating loss carryforwards prior to 2018, which will begin to expire starting in 2036. The remaining $30 million will carryforward indefinitely. Furthermore, as of December 31, 2023, we had state net operating loss carryforwards of $535 million, which, if unused, will begin to expire in 2025. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain whether various states will conform to federal tax laws. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is limited, which could accelerate or permanently increase state taxes owed.

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

In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. In addition, the OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (“DST”). Notwithstanding this some countries including Canada, have proposed to implement a DST regime to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.

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

Instacart and our offerings are subject to U.S. export controls, including the Export Administration Regulations, and we incorporate encryption technology into certain of our offerings. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report. In addition, we have insignificant operations in China relating to the design, engineering, and supply of Caper Carts to certain of our retail partners’ stores in North America, whose operations are subject to import and export controls. Any adverse changes in trade relations with China, such as tariff increases and import and export licensing and control requirements, could interfere with the shipment of Caper Carts to our retail partners, which could have a negative impact on future development and adoption of Caper Carts and related prospects.

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
•an inability to attract retailers, customers, brands, and shoppers;
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

The convenient payment mechanisms provided by Instacart are key factors contributing to the development of our business. We rely on third parties, including Fiserv, Klarna, Marqeta, PayPal, InComm, and Stripe, for elements of our payment processing infrastructure to accept payments from customers and remit payments to retailers and shoppers, including certain Instacart-branded programs. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, Android Pay™, and Apple Pay®, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.

In addition, system failures have at times prevented us from making payments to shoppers in accordance with our typical timelines and processes, which caused substantial shopper dissatisfaction and generated a significant number of shopper complaints. Future failures of the payment processing infrastructure underlying Instacart could cause shoppers to lose trust in our payment operations and could cause them to instead use our competitors’ platforms. If the quality or convenience of our payment processing infrastructure declines as a result of these limitations or for any other reason, the attractiveness of our business to retailers, consumers, and shoppers could be adversely affected. If we are forced to migrate to other third-party payment service providers for any reason, the transition would require significant time and management resources, and may not be as effective, efficient, or well-received by retailers, consumers, or shoppers.

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

In addition, any changes in our hosting provider’s service levels may adversely affect our ability to meet the expectations of retailers, customers, brands, and shoppers. Our systems do not provide complete redundancy of data storage or processing, and as a result, the occurrence of any such event, a decision by our third-party service providers to close our co-located data centers without adequate notice, or other unanticipated problems may result in our inability to serve data reliably or require us to migrate our data to either a new on-premise data center or public cloud computing service. This could be time-consuming and costly and may result in the loss of data, any of which could significantly interrupt the provision of our offerings and harm our reputation and brand. We may not be able to easily switch to another public cloud or data center provider in the event of any disruptions or interference to the services we use, and even if we do, other public cloud and data center providers are subject to the same risks. Additionally, our co-located data center facility agreements are of limited durations, and providers of our co-located data center facilities have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew our agreements with these facilities on commercially reasonable terms, we may experience delays in the provision of our offerings until an agreement with another co-located data center is arranged, and any business interruptions that impact the delivery of our offerings as a result of these delays may reduce our revenue, cause retailers and shoppers to stop offering their services through Instacart, and reduce use of our offerings by customers. In addition, if we are unable to scale our data storage and computational capacity sufficiently or on commercially reasonable terms, our ability to innovate and introduce new offerings on Instacart may be delayed or compromised, which would have an adverse effect on our growth and business.

We rely on mobile operating systems and app marketplaces to make portions of Instacart available to retailers, customers, brands, and shoppers, and if we do not effectively operate with such app marketplaces, our usage or brand recognition could decline and our business, financial condition, and results of operations could be adversely affected.

We depend in part on mobile operating systems, such as Android and iOS, and their respective app marketplaces to make Instacart available to retailers, customers, brands, and shoppers. Any changes in such systems and app marketplaces that degrade the functionality of our apps or give preferential treatment to our competitors’ apps could adversely affect Instacart’s usage on mobile devices. If such mobile operating systems or app marketplaces limit or prohibit us from making our apps available to retailers, customers, brands, or shoppers, make changes that degrade the functionality of our apps, change the way we collect or use data, increase the cost of using our apps, impose terms of use unsatisfactory to us, alter how we collect fees, increase our compliance costs, impair or inhibit our ability to enter into partnerships or effectively market partnerships, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ app marketplace is more prominent than the placement of our apps, our growth could slow. Our apps have experienced fluctuations in placement in the past, and we anticipate similar fluctuations in the future. Additionally, we are subject to requirements imposed by app marketplaces such as those operated by Apple and Google, who may change their technical requirements or policies in a manner that adversely impacts the way in which we collect, use and share data from users. For example, Apple requires mobile applications using its iOS mobile operating system to obtain a user’s permission to track them or access their device’s advertising identifier for certain purposes. The long-term impact of these and any other changes remains uncertain. If we do not comply with applicable requirements imposed by app marketplaces, we could lose access to the app marketplaces and users, and our business would be harmed. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our apps or that we can effectively roll out updates to our app. Additionally, in order to deliver high-quality apps, we need to ensure that Instacart is designed to work effectively with a range of mobile technologies, systems, networks, and standards. If retailers, customers, brands, or shoppers that utilize Instacart encounter any difficulty accessing or using our apps on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, we expect that our growth and engagement would be adversely affected.

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

We have in the past been, are currently in, and may in the future become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our offerings without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our offerings are infringing, misappropriating, or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation, or violation. For example, we rely on a combination of third-party intellectual property licenses and the fair use doctrine when we refer to third-party intellectual property, such as brand names and product images, on Instacart. Third parties may dispute the scope of those rights or the applicability of the fair-use doctrine or otherwise challenge our ability to reference their intellectual property in the course of our business. From time to time, we are contacted by companies controlling brands of products that are sold by retailers, demanding that we cease referencing those brands or take down product images on Instacart. Additionally, companies in the internet and technology industries, and other patent holders, including “non-practicing entities,” seeking to profit from royalties in connection with grants of licenses or seeking to obtain injunctions, own large numbers of patents and other intellectual property and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In 2020, we held conversations with International Business Machines Corporation (“IBM”) regarding IBM’s patent portfolio. In connection with these conversations, and to resolve any allegations of possible infringement of IBM’s patents, in January 2021, we entered into an arrangement to significantly increase the size of our patent portfolio, including the acquisition of over 250 patents from IBM and a patent cross-license. However, this strategy of cross-licensing our patent portfolio with third parties in order to settle infringement claims brought against us may not be appropriate in the future and is not effective against certain patent owners, such as non-practicing entities.

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

Our use of third-party open-source software could adversely affect our ability to offer Instacart and our offerings and subjects us to possible litigation.

We use third-party open-source software in connection with the operation, development, and deployment of Instacart and our offerings. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and their compliance with the terms of the applicable open-source license. We may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Some open-source licenses require end-users who distribute or make available across a network software and services that include open-source software to make available the source code of all or part of such software, which in some circumstances could include valuable proprietary code, and also prohibit the charging of fees to licensees for use of such code. While we employ practices designed to monitor our compliance with the licenses of third-party open-source software and to shield our valuable proprietary source code from these open-source license requirements, we have not run a complete open-source license review and may inadvertently use third-party open-source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, that could require us to disclose source code of our proprietary software, prohibit us from charging fees for use of our proprietary software, or render our software temporarily unavailable. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required to publicly release certain portions of our proprietary source code, expend substantial time and resources to re-engineer some or all of our software, or temporarily disable one or more features of our platform.

In addition, the use of third-party open-source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise Instacart. Additionally, because any software source code that we contribute to open-source projects becomes publicly available, our ability to protect our intellectual property rights in such software source code may be limited or lost entirely, and we would be unable to prevent our competitors or others from using such contributed software source code. Any of the foregoing could be harmful to our business, financial condition, or results of operations and could help our competitors develop offerings that are similar to or better than ours.

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
In addition, stock markets, with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated or disproportionate to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. For example, we are currently subject to a class action lawsuit in federal court alleging federal securities law violations in connection with our IPO. This current litigation, any related litigation that may arise, and any securities litigation that may be instituted against us in the future, could result in substantial costs and a diversion of our management’s attention and resources and adversely affect our business, results of operations, and financial condition.

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

In November 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $500 million of our common stock, at management’s discretion, and in February 2024, we announced that our board of directors approved the repurchase of an additional $500 million of our common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our common stock under this authorization.

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

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. In addition, our ability to pay dividends on our capital stock is limited by the terms of the Series A redeemable convertible preferred stock (“Series A Preferred Stock”) and may be further restricted under future contractual arrangements. Accordingly, you must rely on the sale of your common stock after price appreciation, which may never occur, as the only way to realize any future gain on your investment.

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

This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (“Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions, and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

General Risk Factors
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq Global Select Market, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations, and financial condition.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K for the fiscal year ending December 31, 2024. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our second annual report required to be filed with the SEC following our IPO. We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; legal contingencies; income taxes; sales and indirect tax reserves; fair value of assets acquired and liabilities assumed for business combinations; and valuation of our common stock and equity awards. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain a cybersecurity risk management program that is designed to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is integrated with our overall enterprise risk management program and includes the following key elements:

•We perform risk assessments designed to help identify material cybersecurity risks to our critical systems and services, and where appropriate, we engage external experts and consultants to assist us in performing certain of these risk assessments;
•Our cybersecurity team is composed of security and infrastructure engineers and compliance personnel. This team is principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our responses to cybersecurity incidents;
•We use external cybersecurity service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security processes;
•We conduct cybersecurity awareness trainings for employees who have access to our IT systems;
•We maintain a cybersecurity incident response plan and a security operations function so we can respond to cybersecurity incidents; and
•We have implemented a third-party risk management process for key third-party service providers. This includes, among other things, conducting security assessments of key third-party service providers, including prospective third-party service providers, prior to entering into or renewing business transactions with them or providing them access to our data or information systems and imposing contractual restrictions on such providers as appropriate based on their risk profile.
We have not experienced any cybersecurity incidents over the past three years that have materially affected us, including our business strategy, results of operations, or financial condition. For certain risks from cybersecurity threats that may materially affect our business strategy, results of operations, or financial condition, see section titled “Risk Factors – Risks Related to Our Business and Industry - If we or the third parties we rely on experience a compromise to the confidentiality, integrity or availability of systems, or data of our customers, shoppers, partners’, or Instacart, we may experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations; reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences.”

Governance

Our board of directors delegates the cybersecurity risk oversight function to its audit committee. The audit committee oversees management’s design, implementation, and enforcement of our cybersecurity risk management program. Management has overall responsibility for assessing, identifying, and managing material cybersecurity risks.

Our VP of Engineering Infrastructure and our Chief Information Security Officer (“CISO”) lead the Company’s cybersecurity function. Our CISO supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our CISO has significant global experience in managing and leading IT and cybersecurity teams, with over 20 years of experience in the cybersecurity industry in various positions. Our CISO is a Certified Information Systems Security Professional by the International Information System Security Certification Consortium. Our CISO reports to our VP of Engineering Infrastructure, who has over 18 years of experience in leading software engineering teams in the technology industry, including at Yahoo!.

The audit committee and our risk committee, a management committee overseeing our enterprise risk management program, receive reports from our CISO regarding key cybersecurity risks facing the company, our cyber risk management program, significant cybersecurity incidents involving us or our third-party service providers, and the progress of ongoing initiatives as well as the effectiveness of internal control and compliance mechanisms. The audit committee, in turn, briefs our board of directors on its cybersecurity oversight activities as appropriate or necessary.

Our management team, through our VP of Engineering Infrastructure and CISO, stays informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which include briefings with internal security personnel, review of threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers, and receiving alerts and reports produced by security tools deployed in our IT environment. Our CISO relies on close collaboration with other internal infrastructure, product, and engineering teams to implement our cybersecurity risk mitigation measures.

Item 2. Properties

Our corporate headquarters is located in San Francisco, California, where we lease approximately 107,000 square feet of space under a lease that expires in October 2026. We also maintain other offices in North America, including in Chicago, Illinois; New York City, New York; Toronto, Ontario; and Washington, D.C., as well as offices in Shanghai, China and near Melbourne, Australia. We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

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

For example, on September 13, 2019, the San Diego City Attorney filed a complaint in San Diego County Superior Court on behalf of the people of the State of California alleging unfair competition claims related to contractor misclassification. In October 2022, we signed and filed a stipulated judgment with the city attorney for San Diego, California, which was entered by the court in January 2023 and settled the case for $46.5 million and the city, acting on behalf of the People of the State of California, released its claims from September 13, 2015 to the settlement’s effective date. The city also agreed not to sue or seek injunctive relief for periods after the effective date until Proposition 22 is declared unconstitutional. If Proposition 22 is unconstitutional, the city must meet and confer with Instacart before filing a new lawsuit. We are also currently involved in several putative class and collective actions, thousands of alleged individual claims, including those brought or threatened to be brought in arbitration or compelled to arbitrate pursuant to our Independent Contractor Agreement, and matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that we misclassified shoppers as independent contractors and related claims. None of the putative class or collective actions have progressed to or resulted in class certification. Those involving misclassification are stayed pending prior-filed cases or have motions to compel individual arbitration pending in court.

We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable, including due to the timing of any lifting of existing stays or the timing and final amounts of settlements with adverse parties, and our chances of success on the merits for any proceeding remain uncertain. In particular, an adverse ruling in connection with any misclassification class action may negatively impact our chances of success on the merits or settlement negotiation posture for our other outstanding misclassification claims and proceedings. As a result, such legal proceedings, individually or in the aggregate, could have a material impact on our business, financial condition, and results of operations. While we have accrued a legal reserve balance of $56 million as of December 31, 2023 relating to these misclassification claims and proceedings, as further described in Note 10 — Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, any actual losses incurred in connection with these claims against us may differ from the initial estimates of loss, including as a result of settlement negotiations, and such differences could be material. Regardless of the outcome, litigation and arbitration of these matters could have an adverse impact on us because of defense and settlement costs, individually and in the aggregate, diversion of management resources, and other factors.

We also anticipate future claims, lawsuits, arbitration proceedings, administrative actions, and government investigations and audits in various jurisdictions challenging our classification of shoppers as independent contractors and not employees. In California, Proposition 22 was expected to provide more legal certainty over the classification of full-service shoppers on Instacart from the time it became effective on December 16, 2020. However, on August 20, 2021, a judge in Alameda County Superior Court granted a writ that ordered the State of California not to enforce Proposition 22 on the ground that it is unconstitutional. On March 13, 2023, the appellate court largely reversed the superior court and effectively upheld Proposition 22. Plaintiffs have appealed the decision to the California Supreme Court. If the appellate court ruling is reversed by the California Supreme Court, we will face continued legal uncertainty over whether we can properly classify a shopper as an independent contractor in California. Even if Proposition 22 is determined to be enforceable, we may still face allegations that certain of our business practices do not satisfy all of the elements of Proposition 22. While we have not concluded that an adverse ruling relating to Proposition 22 is probable and cannot estimate the potential impact of such a ruling for purposes of our consolidated financial statements, an adverse ruling may result in additional legal proceedings that could result in additional contingency reserves for purposes of our financial statements and would have an adverse impact on us because of defense and settlement costs, individually and in the aggregate, diversion of management resources, and other factors. Further, while we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits. For more information, see the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—If the contractor status of shoppers who use Instacart is successfully challenged, or if additional requirements are placed on our engagement of independent contractors, we may face adverse business, financial, tax, legal, and other consequences.”

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

Securities Litigation

On January 25, 2024, a purported shareholder filed suit against us and certain of our current and former officers and directors in the Northern District of California, on behalf of a putative class of purchasers of our common stock in the IPO or between September 19, 2023 and October 1, 2023. The complaint alleges violations of Sections 11 and 15 of the Securities Act of and Sections 10(b) and 20(a) of the Exchange Act in connection with the IPO, and seeks damages and attorneys’ fees, among other things. The case is at a very preliminary stage.

Other Litigation Matters

In the ordinary course of our business, various parties have from time to time claimed, and may claim in the future, that we are liable for damages related to unpaid wages, missed breaks, premium or overtime pay, hazard pay, inadequate notice under the Worker Adjustment and Retraining Notification Act or its state equivalent, retaliation, denial of or interference with leave of absence, improper application of our paid time off or other policies, discrimination or harassment based on a protected characteristic, wrongful termination, or failure to accommodate a disability. Various parties may also file a charge with the National Labor Relations Board alleging unfair labor practices. Additionally, given the high degree of complexity involved in the interpretation and application of states’ sales and indirect tax rules to our activities, it is possible that tax authorities may question our interpretation of taxability of such activities, and various parties have from time to time filed, and may in the future file, complaints related to our current and historical approach to treatment of our sales tax obligations. As a result, we maintain a reserve related to potential tax, interest, or penalties that may be due, as further described in Note 10 — Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Although the results of these claims cannot be predicted with certainty, we believe that these claims, individually or in the aggregate, could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Besides the matters described above, we are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings involving personal injury, intellectual property, including patent infringement, property damage, securities and shareholder claims, commercial and contract disputes, unfair competition, and consumer protection claims, including auto-renewal practices, pricing and fees, data protection and privacy, environmental, health and safety, appropriate disclosures of worker and customer rights and entitlements, weights and measures, compliance with regulatory requirements, and other matters. Although the results of these claims, lawsuits, government investigations, and other legal proceedings in which we are involved cannot be predicted with certainty, we believe that none of these matters is likely to have a material impact on our business, financial condition, results of operations, or cash flows. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Further, regardless of final outcomes, any such legal proceedings, claims, and government investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “CART” since September 19, 2023. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 29, 2024, there were 232 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Dividend Policy

We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination relating to our dividend policy will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, our ability to pay dividends is limited by the terms of our outstanding Series A Preferred Stock and may be further restricted by any agreements we may enter into in the future.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act.

The following graph compares the cumulative total return to stockholders of our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s Information Technology Index (“S&P 500 IT”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 19, 2023, the date our common stock began trading on Nasdaq Global Select Market, and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

$150
$100
$50
$0
Index Level
9/19/2023
9/29/2023
10/31/2023
11/30/2023
12/29/2023
Trade Date
CART
S&P 500
S&P 500 IT

Recent Sales of Unregistered Equity Securities

From January 1, 2023 to (but not including) September 19, 2023 (the date of the filing of our registration statement on Form S-8, File No. 333-274569), we granted an aggregate of 10,118,320 RSUs under our 2018 Equity Incentive Plan to our employees to be settled in shares of our common stock.

On September 18, 2023, in connection with our IPO, we issued 4.2 million shares of our common stock to current and former service providers upon the net exercise of options to purchase 9,201,168 shares of our common stock, with a weighted-average exercise price of $5.99 per share, after giving effect to the withholding of 5.0 million shares of our common stock underlying such options to satisfy the associated tax withholding and remittance obligations and the aggregate exercise price.

On September 18, 2023, in connection with our IPO, we issued approximately 2.8 million shares of our common stock to one accredited investor upon the net exercise of a warrant to purchase 7,431,530 shares of our common stock, with an exercise price of $18.52 per share, after giving effect to the withholding of approximately 4.6 shares of our common stock underlying such warrant to satisfy the exercise price.

On September 21, 2023, immediately subsequent to the closing of our IPO, we issued and sold 5,833,333 shares of our Series A Preferred Stock at a purchase price of $30.00 per share to one accredited investor in a private placement for total gross proceeds of $175 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act because the issuance of securities did not involve a public offering or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

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

We received net proceeds from the IPO of approximately $392 million, after deducting underwriting discounts of $22 million and offering expenses of $9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

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

Issuer Purchases of Equity Securities

In November 2023, our board of directors approved a share repurchase program with authorization to purchase up to an aggregate of $500 million of our common stock and in February 2024, our board of directors approved the repurchase of an additional $500 million of our common stock. The share repurchase program has no expiration date. In determining the authorization of the share repurchase program, including the amount authorized, our board of directors considered the trading price levels of our common stock, including relative to that of comparable companies, our cash position, and other relevant business, tax, and legal factors. Our board of directors also considered our profitability and positive operating cash flow in recent periods, which enable us to both engage in capital return and reinvest in our talent, technology, and long-term endeavors to drive more profitable growth and help our partners navigate the digital transformations of their businesses. As such, our board of directors believes that these factors will allow us to generate more value for our stockholders over the long term.

The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Repurchases may be made from time to time through open market repurchases or through privately negotiated transactions. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of common stock under this authorization. We are not obligated to acquire any particular amount of common stock, and we may terminate or suspend the share repurchase program at any time.

The following table summarizes information relating to repurchases of our equity securities during the three months ended December 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)		(in thousands)	(in millions)
October 1, 2023 to October 31, 2023	—	$—	—	$—
November 1, 2023 to November 30, 2023	940	$26.21	927	$476
December 1, 2023 to December 31, 2023	522	$24.20	522	$464
Total	1,462		1,449
___________
(1) Shares repurchased includes shares repurchased and cancelled to satisfy withholding tax obligations related to vesting of certain restricted stock. The fair value of our common stock was $25.88.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Special Note Regarding Forward-Looking Statements,” of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

In addition, brands can use Instacart Ads as a new way to reach customers at the point of purchase and within minutes of delivery and consumption. Instacart Ads offers brands a highly measurable ads offering that leverages first-party transaction data to move products off store shelves more efficiently.

Initial Public Offering and Private Placement

On September 21, 2023, we completed our IPO in which we issued and sold 14,100,000 shares of our common stock at an IPO price of $30.00 per share. We received net proceeds from the IPO of $392 million after deducting underwriting discounts and offering costs. Immediately subsequent to the closing of the IPO, we issued and sold 5,833,333 shares of our Series A Preferred Stock in a private placement at $30.00 per share and received $175 million in proceeds.

We recognized $2.6 billion of stock-based compensation expense associated with the vested RSUs and certain shares of vested restricted stock, as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with our IPO. To meet the related tax withholding requirements for the net settlement, net exercise, and cancellation and repurchase, as applicable, of the vested RSUs, for certain vested stock options, and shares of vested restricted stock, we withheld or cancelled, as applicable, 20,810,882 of the 43,052,572 shares underlying such equity awards, resulting in the net issuance of 22,241,690 shares of common stock. Based on our IPO price of $30.00 per share, our tax withholding obligation was $570 million, which we paid in the third quarter of 2023.

Macroeconomic Impacts

Our business and financial condition have been, and are expected to continue to be impacted by recent macroeconomic trends affecting our markets and industry such as higher inflation, rising interest rates, the effects of supply chain challenges, cessation of government aid programs, geopolitical conflicts, and uncertainty regarding an economic recession and associated decreases in consumer discretionary income. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures and rising interest rates, as well as cessation of government aid, have adversely impacted and continue to adversely impact order volumes, customer acquisition and retention, changing consumer preferences, and demand for premium or discretionary grocery purchases. These macroeconomic trends have caused advertisers, including our brand partners, to decrease spending and reduce their budgets and have heightened our brand partners’ focus on profitability. As a result, we expect the growth of our advertising and other revenue to be negatively impacted over the near term. In addition, inflationary pressures in 2022 and 2023 have resulted in higher GTV and average order values. However, customers have also been purchasing fewer items on average per order on Instacart, partially offsetting the effects of inflation on average order values. These factors and the magnitude of their effects are expected to cause our average order value to continue fluctuating. As inflation wanes, we expect growth in average order value to be a less significant driver of GTV growth.

Restructuring Plan

On February 9, 2024, we announced restructuring actions with respect to our workforce (the “Restructuring Plan”) to improve operational efficiencies and better align our organizational structure with current business needs, top strategic priorities, and key growth opportunities. The Restructuring Plan includes a reduction of approximately 250 employees, representing approximately 7% of our global workforce as of January 31, 2024, with most of these reductions expected to occur by March 31, 2024.

We estimate we will incur approximately $19 million to $24 million in non-recurring charges in connection with the Restructuring Plan, predominantly related to cash expenditures for employee transition and severance payments and employee benefits. Of the total restructuring expenses, $17 million to $22 million is expected to result in future cash outlays. We expect the majority of the charges to be recognized in the first quarter of 2024.

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Year Ended December 31,			2021 to 2022	2022 to 2023
	2021	2022	2023	% Change	% Change

	(in millions, except percentages)
Orders	223.4	262.6	269.2	18%	3%
GTV	$24,909	$28,826	$30,322	16%	5%
Revenue	$1,834	$2,551	$3,042	39%	19%
Gross profit	$1,226	$1,831	$2,278	49%	24%
Gross margin	67%	72%	75%	7%	4%
Gross profit as a percent of GTV	4.9%	6.4%	7.5%	31%	17%
Net income (loss) (1)	$(73)	$428	$(1,622)	NM	NM
Net income (loss) as a percent of revenue	(4)%	17%	(53)%	NM	NM
Net income (loss) as a percent of GTV	(0.3)%	1.5%	(5.3)%	NM	NM
Adjusted EBITDA (2)	$34	$187	$641	450%	243%
Adjusted EBITDA margin (2)	2%	7%	21%	250%	200%
Adjusted EBITDA as a percent of GTV (2)	0.1%	0.6%	2.1%	500%	250%
___________
“NM” - not meaningful
(1) Net loss for the year ended December, 31 2023, includes $2.6 billion of stock-based compensation associated with the cumulative vesting of certain equity awards in connection with our IPO in the third quarter of 2023.
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

In 2023, orders increased to 269.2 million, or 3% growth compared to 2022. The increase in orders was driven primarily by increased engagement from new and existing customers.

Gross Transaction Value

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

In 2023, GTV increased to $30,322 million, or 5% growth compared to 2022, driven primarily by the increase in orders and, to a lesser extent, higher average order value. During 2023, the rate of year-over-year declines in GTV from customers acquired prior to 2022 continued to improve. These declines were more than offset by GTV generated by newly acquired customers in 2022 and 2023. As inflation wanes, we expect GTV growth to continue to be driven more by growth in orders than growth in average order value. We experienced slower GTV growth in 2023 when compared to prior periods, and we expect to continue to experience fluctuations in GTV growth over the near term, primarily due to the macroeconomic trends described above, the subsiding effects of the COVID-19 pandemic on demand for online grocery, the declining effectiveness of historical growth initiatives as we continue to scale, and the effects of our initiatives to drive profitable growth.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In 2023, gross profit increased to $2,278 million, or 24% growth compared to 2022, and gross margin increased by 4% compared to 2022 primarily due to an increase in transaction revenue, various cost efficiencies, and growth in our advertising and other investment rate.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other income (expense), net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) COVID-19 response initiatives, (x) acquisition-related expenses, and (xi) non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “—Non-GAAP Financial Measures.”

In 2023, Adjusted EBITDA increased to $641 million, or 243% growth compared to 2022, primarily driven by revenue growth and efficiencies within adjusted total operating expenses and adjusted cost of revenue which grew slower than GTV. Our Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

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
Transaction revenue is recognized upon transfer of control of services, net of the purchase value of the goods remitted to retailers and payments to shoppers for their services (including any shopper incentives), coupons, consumer incentives, and refunds. We expect transaction revenue from customer and retailer fees to fluctuate from time to time as a result of customer and retailer fee optimizations and changes in the mix of customer use cases and fulfillment options. Over time, we expect year-over-year growth in transaction revenue to align more closely with growth in GTV relative to prior periods. We also expect the amounts of payments to shoppers, coupons, customer and shopper incentives, and refunds to fluctuate over time depending on a number of factors. For example, implementation of additional fulfillment options or shifts in our ability to use full-service shoppers, as well as fulfillment efficiencies, such as changes in our batch rate, average time spent per order, shopper tenure, and shopper pay optimization, could result in fluctuations in our transaction revenue. In addition, periods of elevated customer demand have resulted in and can in the future result in increased shopper incentives and degradation of order quality due to higher rates of out of stock items and other delays, which in turn generally lead to more appeasement credits and refunds. Furthermore, our overall marketing strategy will impact the spend mix between promotions and consumer incentives, as well as referrer credits, which are recorded as reductions of revenue and sales and marketing expense, respectively. In certain cases, these reductions of revenue can be more than fees received from retailers and customers.
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
Advertising revenue is recognized upon delivery of clicks for Sponsored Product ads, upon delivery of impressions or over the contract term on a fixed fee basis for display ads, or upon redemptions of coupons. Advertising and other revenue has historically been, and is expected to continue to be, seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. In addition, our advertising and other investment rate may fluctuate, particularly during periods of acceleration or decreases in our GTV growth as well as periods in which we generate more GTV growth from sources where we historically do not provide advertising, such as retailers’ owned and operated online storefronts utilizing Instacart API that do not partner with Carrot Ads. We expect our advertising and other revenue growth to fluctuate in the near term due to the macroeconomic factors described above, changes in brand partner spend in response to our GTV growth trends, and as we lap the full ramp up of shoppable display and shoppable video launches in 2022, which helped drive advertising and other revenue growth in subsequent quarters.
Cost of Revenue
Cost of revenue primarily consists of third-party payment processing fees, expenses related to payment chargebacks, compensation costs of our employees primarily involved in fulfillment, hosting fees, insurance costs attributed to fulfillment, depreciation expense, and amortization expense of technology-related intangible assets and capitalized internal-use software. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense. We recognized additional cost of revenue during the third quarter of 2023, the period in which we completed our IPO, due to the stock-based compensation expense associated with the vesting of RSUs, as a result of the satisfaction of the liquidity event-based performance vesting condition upon the effective date of our registration statement on Form S-1 filed under the Securities Act in connection with our IPO, as described in the section titled “—Critical Accounting Policies and

Estimates—Stock-Based Compensation,” and expect to recognize additional stock-based compensation expense in future periods and additional amortization expense related to capitalized internal-use software.
Excluding the impact from stock-based compensation expense incurred in connection with our IPO as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” we expect cost of revenue will increase on an absolute dollar basis for the foreseeable future as we continue to grow our operations and vary from period to period as a percent of revenue.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percent of total revenue. Our gross margin has varied and will continue to vary from period to period based on a number of factors, including (1) changes in revenue mix, changes in the mix of order type due to changes in mix of use cases and fulfillment options, consumer shopping behaviors (including from external drivers such as public health concerns), average order values, customer fee optimization, and levels of consumer incentives, (2) operational efficiencies, (3) negotiations with our retail partners, third-party payment processors, and hosting providers, and (4) macroeconomic factors, such as supply chain issues, rising interest rates, cessation of government aid and inflation, which have impacted and may continue to negatively impact growth in GTV and orders as well as spending by our brand partners. As we continue to expand across fulfillment options and consumer use cases, we also expect to incur additional types of costs, such as certain labor costs, that can impact both our cost of revenue and profitability trends in the future. Additionally, we expect the pace of gross margin expansion to slow relative to prior periods due to transaction revenue growth beginning to align more closely with GTV growth and fluctuations in transaction revenue and advertising and other revenue as described above.
Operations and Support Expense
Operations and support expense primarily consists of compensation costs for employees who support our operations, costs of customer and shopper support, costs to attract and onboard new shoppers, allocations of various overhead and occupancy costs, and depreciation and amortization expense. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense. We recognized additional operations and support expense during the third quarter of 2023, the period in which we completed our IPO, due to the stock-based compensation expense associated with the vesting of RSUs, as a result of the satisfaction of the liquidity event-based performance vesting condition upon the effective date of our registration statement on Form S-1 filed under the Securities Act in connection with our IPO, as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” and expect to recognize additional stock-based compensation expense in future periods.
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
Research and Development Expense
Research and development expense primarily consists of compensation costs for our engineering employees, third-party consulting fees, allocations of various overhead and occupancy costs, and depreciation and amortization expense. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense. We recognized additional research and development expense during the third quarter of 2023, the period in which we completed our IPO, due to the stock-based compensation expense associated with the vesting of RSUs, as a result of the satisfaction of the liquidity event-based performance vesting condition upon the effective date of our registration statement on Form S-1 filed under the Securities Act in connection with our IPO, as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” and expect to recognize additional stock-based compensation expense in future periods.
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
Sales and Marketing Expense
Sales and marketing expense primarily consists of advertising expenses, compensation costs for sales and marketing employees, third-party consulting fees, allocations of various overhead and occupancy costs, depreciation expense, and amortization expense of customer relationship intangible assets. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense. We recognized additional sales and marketing expense during the third quarter of 2023, the period in which we completed our IPO, due to the stock-based compensation expense associated with the vesting of RSUs, as a result of the satisfaction of the liquidity event-based performance vesting condition upon the effective date of our registration statement on Form S-1 filed under the Securities Act in connection with our IPO, as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” and expect to recognize additional stock-based compensation expense in future periods.
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
General and Administrative Expense
General and administrative expense primarily consists of compensation costs for administrative employees, including finance and accounting, human resources, policy, and legal; third-party consulting fees; allocations of various overhead and occupancy costs; depreciation expense; and amortization expense of patents and trademarks. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense. We recognized additional general and administrative expense during the third quarter of 2023, the period in which we completed our IPO, due to the stock-based compensation expense associated with the vesting of RSUs and restricted stock, as a result of the satisfaction of the liquidity event-based performance vesting condition upon the effective date of our registration statement on Form S-1 filed under the Securities Act in connection with our IPO, as described in the section titled “—Critical Accounting Policies and Estimates—Stock-Based Compensation,” and expect to recognize additional stock-based compensation expense in future periods.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of income related to legal settlements and gains and losses from transactions denominated in a currency other than the functional currency.
Interest Income
Interest income consists primarily of interest earned on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities.

Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes consists primarily of income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct business with the exception of the fourth quarter of 2022 when we released our valuation allowance on our deferred tax assets in the United States, and the third quarter of 2023 when we recognized a tax benefit related to the recognition of stock-based compensation expense associated with the vested RSUs and certain shares of vested restricted stock, as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of our registration statement on Form S-1 filed under the Securities Act in connection with our IPO. Foreign jurisdictions have different statutory tax rates from those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, generation of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.
On January 31, 2024, the 2024 Tax Extenders Bill (“the Extenders”) legislation was passed by the U.S. House of Representatives and advanced to the U.S. Senate. The Extenders could retroactively reinstate Section 174 expensing for certain research and experimental expenditures, and extend 100% bonus depreciation, among other changes. We are monitoring these developments and evaluating the potential impact on our results of operations.
Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2021	2022	2023

	(in millions)
Revenue	$1,834	$2,551	$3,042
Cost of revenue (1) (2)	608	720	764
Gross profit	1,226	1,831	2,278
Operating expenses:
Operations and support (1) (2)	262	252	344
Research and development (1) (2)	368	518	2,312
Sales and marketing (1) (2)	394	660	961
General and administrative (1) (2)	288	339	803
Total operating expenses	1,312	1,769	4,420
Income (loss) from operations	(86)	62	(2,142)
Other income (expense), net	12	(8)	—
Interest income	2	17	81
Income (loss) before provision for (benefit from) income taxes	(72)	71	(2,061)
Provision for (benefit from) income taxes	1	(357)	(439)
Net income (loss)	$(73)	$428	$(1,622)
___________
(1) Amounts include depreciation and amortization expense as follows:

	Year Ended December 31,
	2021	2022	2023

	(in millions)
Cost of revenue	$8	$20	$25
Operations and support	1	2	2
Research and development	3	4	4
Sales and marketing	2	5	8
General and administrative	2	3	4
Total depreciation and amortization expense	$16	$34	$43

(2) Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2022	2023

	(in millions)
Cost of revenue	$—	$—	$18
Operations and support	1	—	90
Research and development	9	18	1,800
Sales and marketing	3	4	316
General and administrative	9	11	532
Total stock-based compensation expense	$22	$33	$2,756

The following table summarizes the components of our consolidated statements of operations data, for each of the periods presented, as a percent of revenue.

	Year Ended December 31,
	2021	2022	2023

	(as a percent of revenue) (1)
Revenue	100%	100%	100%
Cost of revenue	33	28	25
Gross profit	67	72	75
Operating expenses:
Operations and support	14	10	11
Research and development	20	20	76
Sales and marketing	21	26	32
General and administrative	16	13	26
Total operating expenses	72	69	145
Income (loss) from operations	(5)	2	(70)
Other income (expense), net	1	—	—
Interest income	—	1	3
Income (loss) before provision for (benefit from) income taxes	(4)	3	(68)
Provision for (benefit from) income taxes	—	(14)	(14)
Net income (loss)	(4)%	17%	(53)%
___________
(1) Totals of percent of revenue may not foot due to rounding.

Comparison of the Years Ended December 31, 2021, 2022, and 2023

Revenue

	Year Ended December 31,			2021 to 2022		2022 to 2023
	2021	2022	2023	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Transaction	$1,262	$1,811	$2,171	$549	44%	$360	20%
Advertising and other	572	740	871	168	29%	131	18%
Total revenue	$1,834	$2,551	$3,042	$717	39%	$491	19%

2023 Compared to 2022
The increase in transaction revenue during fiscal year 2023 compared to fiscal year 2022 was primarily driven by growth in GTV, which grew 5%, and orders, which grew 3%. In addition, the increase was driven by fulfillment efficiencies and reduced appeasements and refunds, partially offset by an increase in incentives and promotions and lower payment revenue.

The combination of these factors contributed to transaction revenue increasing at a faster rate than GTV in fiscal year 2023 compared to fiscal year 2022. However, the growth of transaction revenue has begun to align more closely with GTV growth as we lapped prior fulfillment efficiencies and customer fee optimizations and increased investments in consumer incentives.

The increase in advertising and other revenue during fiscal year 2023 compared to fiscal year 2022 was primarily driven by interrelated factors, including an increase in GTV and advertising volume and increased adoption of our new advertising features and products, such as shoppable display ads and shoppable video, which we launched in the second half of 2022. This increase was impacted by changes in spend by certain of our brand partners in fiscal year 2023 compared to fiscal year 2022 in response to macroeconomic uncertainty and changes in our brand partners’ businesses and performance.

2022 Compared to 2021
The increase in transaction revenue during fiscal year 2022, compared to fiscal year 2021, was driven primarily by an 18% increase in number of orders and a related 16% increase in overall GTV as we attracted and engaged more customers. The increase in transaction revenue was also driven by customer fee optimizations and efficiencies in shopper earnings due to healthy shopper supply and improvements to our routing, matching, and batching systems, which also helped cause transaction revenue to increase at a faster rate than orders and GTV.

The increase in advertising and other revenue during fiscal year 2022, compared to fiscal year 2021, was primarily driven by interrelated factors including an increase in advertising volume from 2021 to 2022, increased adoption of our new advertising features and products, such as shoppable display ads and shoppable video in 2022, the 18% increase in number of orders, and the related 16% increase in overall GTV. Advertising and other revenue increased at a faster rate than GTV due in part to increased engagement of brand partners, as demonstrated by growth in advertising and other investment rate of 27 basis points and continued utilization of our Sponsored Product ads offering. Macroeconomic uncertainty has adversely affected the demand for advertising and caused brands to reduce their spending, which had a negative impact on our advertising and other revenue in 2022.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,			2021 to 2022		2022 to 2023
	2021	2022	2023	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Cost of revenue	$608	$720	$764	$112	18%	$44	6%
Gross profit	$1,226	$1,831	$2,278	$605	49%	$447	24%
Gross margin	67%	72%	75%

2023 Compared to 2022
The increase in cost of revenue during fiscal year 2023 compared to fiscal year 2022 was primarily due to an increase of $28 million in customer success and professional services compensation costs, primarily driven by an increase in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO, an increase of $14 million in credit card processing fees, and an increase of $12 million in other cost of revenue, partially offset by a decrease of $16 million in compensation costs for in-store shoppers.

The increase in gross profit and gross margin during fiscal year 2023 compared to fiscal year 2022 was primarily driven by the increase in transaction revenue and advertising and other revenue, partially offset by the increase in cost of revenue, due to the factors described above.

2022 Compared to 2021
The increase in cost of revenue during fiscal year 2022, compared to fiscal year 2021, was driven by the growth of activity on Instacart, including an increase in credit card processing fees of $55 million; an increase in chargeback, cancellation, and redelivery costs of $34 million due to increased GTV and order volume; an increase of $16 million due to delivery-related insurance; and an increase of $10 million due to the amortization of developed technology from acquired companies. The increase was partially offset by a decrease of $21 million in headcount costs as a result of a decrease in in-store shoppers.

The increase in gross profit and gross margin during fiscal year 2022, compared to fiscal year 2021, was driven by the increase in revenue due to customer fee optimization and fulfillment efficiencies and the effects of increased efficiencies in our cost of revenue as we benefited from economies of scale.

Operations and Support

	Year Ended December 31,			2021 to 2022		2022 to 2023
	2021	2022	2023	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Operations and support	$262	$252	$344	$(10)	(4)%	$92	37%
Percent of revenue	14%	10%	11%

2023 Compared to 2022
The increase in operations and support expense during fiscal year 2023 compared to fiscal year 2022 was primarily due to an increase of $95 million in compensation costs, primarily driven by an increase in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO.

2022 Compared to 2021
The decrease in operations and support expense during fiscal year 2022, compared to fiscal year 2021, was driven by a decrease of $34 million in referral costs and background checks related to shopper acquisition and a decrease of $8 million in staging supplies primarily due to a decreased need for personal protective equipment for shoppers, partially offset by a $20 million increase in compensation costs, and a $10 million increase in costs related to outsourced customer experience agents who provide phone, email, and chat support to customers and shoppers.

Research and Development

	Year Ended December 31,			2021 to 2022		2022 to 2023
	2021	2022	2023	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Research and development	$368	$518	$2,312	$150	41%	$1,794	346%
Percent of revenue	20%	20%	76%

2023 Compared to 2022
The increase in research and development expense during fiscal year 2023 compared to fiscal year 2022 was primarily due to an increase of $1,894 million in compensation costs, primarily driven by stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO, employee elections to receive cash in lieu of a portion of their equity awards, and bonus expense. This increase was partially offset by an increase of $96 million in capitalized software development costs.

2022 Compared to 2021
The increase in research and development expense during fiscal year 2022, compared to fiscal year 2021, was primarily due to an increase of $109 million in compensation costs as a result of additional headcount to support our growth, and a $29 million increase in fees for engineering tools, subscriptions, and hosting to support continued innovation in product development and technology infrastructure.

Sales and Marketing

	Year Ended December 31,			2021 to 2022		2022 to 2023
	2021	2022	2023	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Sales and marketing	$394	$660	$961	$266	68%	$301	46%
Percent of revenue	21%	26%	32%

2023 Compared to 2022
The increase in sales and marketing expense during fiscal year 2023 compared to fiscal year 2022 was primarily due to an increase of $346 million in compensation costs, primarily driven by stock-based compensation expense resulting from

RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO, employee elections to receive cash in lieu of a portion of their equity awards, and bonus expense, partially offset by a decrease of $36 million related to consumer marketing, including campaigns targeted towards increased customer engagement and brand development and a decrease of $19 million in consulting costs.

2022 Compared to 2021
The increase in sales and marketing expense during fiscal year 2022, compared to fiscal year 2021, was primarily due to increases of $164 million in costs related to marketing programs intended to drive revenue growth, which was magnified by a reduction in our marketing spend in the first three quarters of 2021 as we re-assessed our investment goals, $60 million in compensation costs as a result of additional headcount in our sales and marketing organization to support our growth, and $33 million in consulting costs related to marketing projects and campaigns.

General and Administrative

	Year Ended December 31,			2021 to 2022		2022 to 2023
	2021	2022	2023	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
General and administrative	$288	$339	$803	$51	18%	$464	137%
Percent of revenue	16%	13%	26%

2023 Compared to 2022
The increase in general and administrative expense during fiscal year 2023 compared to fiscal year 2022 was primarily due to an increase of $538 million in compensation costs, primarily driven by stock-based compensation expense resulting from RSUs and restricted stock with a liquidity event-based vesting condition that was satisfied in connection with our IPO, employee elections to receive cash in lieu of a portion of their equity awards, and bonus expense, an increase of $13 million in bad debt expense, and an increase of $13 million in business taxes and insurance costs, partially offset by a decrease of $81 million in our accruals for sales and indirect taxes and legal matters and settlements.

2022 Compared to 2021
The increase in general and administrative expense during fiscal year 2022, compared to fiscal year 2021, was primarily due to increases of $33 million in compensation costs as a result of additional headcount, $17 million in business taxes and insurance costs related to the overall increase in business volume, $9 million in policy spend, $7 million in consulting fees, as well as $6 million in software costs and other expenses related to the overall growth in our business. These expenditures were partially offset by decreases of $23 million in our accruals for sales and indirect taxes, and legal matters and settlements.

Other Income (Expense), Net

	Year Ended December 31,			2021 to 2022		2022 to 2023
	2021	2022	2023	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Other income (expense), net	$12	$(8)	$—	$(20)	(167)%	$8	(100)%

2023 Compared to 2022
The increase in other income (expense), net during fiscal year 2023 compared to fiscal year 2022 was primarily due to a decrease in unrealized currency losses.

2022 Compared to 2021
The decrease in other income (expense), net during fiscal year 2022, compared to fiscal year 2021, was primarily due to other income in 2021 related to legal settlements of $11 million that did not reoccur in 2022 and a foreign exchange loss during 2022 due to the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar.

Interest Income

	Year Ended December 31,			2021 to 2022		2022 to 2023
	2021	2022	2023	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Interest income	$2	$17	$81	$15	NM	$64	376%

2023 Compared to 2022
The increase in interest income during fiscal year 2023 compared to fiscal year 2022 was primarily due to higher average interest rates earned on our cash and cash equivalents, restricted cash and cash equivalents, and short-term investments.

2022 Compared to 2021
The increase in interest income during fiscal year 2022 compared to fiscal year 2021 was primarily due to higher average interest rates earned on our cash and cash equivalents and short-term investments in 2022 as compared to 2021.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,			2021 to 2022		2022 to 2023
	2021	2022	2023	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Provision for (benefit from) income taxes	$1	$(357)	$(439)	$(358)	NM	$(82)	23%
___________
“NM” - not meaningful

2023 Compared to 2022
The increase in the benefit from income taxes during fiscal year 2023 compared to fiscal year 2022 was primarily driven by the tax benefit related to the recognition of stock-based compensation expense, including certain restructurings, associated with the vested RSUs as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of our registration statement on Form S-1 filed under the Securities Act in connection with our IPO in the third quarter of 2023, as well as the generation of an increased amount of research and development tax credits. The benefit from income taxes in 2022 was primarily related to the release of a valuation allowance in the United States.

2022 Compared to 2021
The increase in the provision for (benefit from) income taxes during fiscal year 2022, compared to fiscal year 2021, was primarily driven by a $358 million release of our valuation allowance recorded against our deferred tax assets in the United States.

Non-GAAP Financial Measures

To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

We use Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, Adjusted EBITDA margin, adjusted cost of revenue, adjusted cost of revenue as a percent of GTV, adjusted operations and support expense, adjusted operations and support expense as a percent of GTV, adjusted research and development expense, adjusted research and development expense as a percent of GTV, adjusted sales and marketing expense, adjusted sales and marketing expense as a percent of GTV, adjusted general and administrative expense, adjusted general and administrative expense as a percent of GTV, adjusted total operating expenses, and adjusted total operating expenses as a percent of GTV in conjunction with GAAP measures to assess performance, to inform the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to discuss our business and financial performance with our board of directors. We believe that these non-GAAP financial measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these non-GAAP financial measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these non-GAAP financial measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.

Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations. Thus, our Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, Adjusted EBITDA margin, adjusted cost of revenue, adjusted cost of revenue as a percent of GTV, adjusted operations and support expense, adjusted operations and support expense as a percent of GTV, adjusted research and development expense, adjusted research and development expense as a percent of GTV, adjusted sales and marketing expense, adjusted sales and marketing expense as a percent of GTV, adjusted general and administrative expense, adjusted general and administrative expense as a percent of GTV, adjusted total operating expenses, and adjusted total operating expenses as a percent of GTV should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, Adjusted EBITDA margin, adjusted cost of revenue, adjusted cost of revenue as a percent of GTV, adjusted operations and support expense, adjusted operations and support expense as a percent of GTV, adjusted research and development expense, adjusted research and development expense as a percent of GTV, adjusted sales and marketing expense, adjusted sales and marketing expense as a percent of GTV, adjusted general and administrative expense, adjusted general and administrative expense as a percent of GTV, adjusted total operating expenses, and adjusted total operating expenses as a percent of GTV in conjunction with their respective most directly comparable financial measure calculated in accordance with GAAP.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other income (expense), net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes expense related to the vesting and settlement of certain equity awards, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) COVID-19 response initiatives, (x) acquisition-related expenses, and (xi) non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.

We include Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin in this Annual Report on Form 10-K because they are important measures upon which our management assesses our operating performance and the operating leverage in our business. Because Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin facilitate internal comparisons of our historical operating performance, including as an indication of our revenue growth and operating efficiencies when compared to GTV and revenue over time, we use them to evaluate the effectiveness of our strategic initiatives and for business planning purposes. We also believe that Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin, when taken collectively, may be useful to investors because they provide consistency and comparability with past financial performance, so that investors can evaluate our operating efficiencies by excluding certain items that may not be indicative of our business, results of operations, or outlook. In addition, we believe Adjusted EBITDA is widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of operational performance.

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
•excludes payroll taxes related to stock-based compensation expense;
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
In the third quarter of 2023, employer payroll taxes related to the vesting and settlement of certain equity awards in connection with our IPO were excluded from our calculation of Adjusted EBITDA. Starting in the fourth quarter of 2023 and going forward, we will continue to exclude employer payroll taxes related to the vesting and settlement of equity awards from our calculation of Adjusted EBITDA. We have historically excluded stock-based compensation expense from Adjusted EBITDA, and management believes that excluding the related payroll tax expense is important and consistent, as such payroll tax expense is directly impacted by unpredictable fluctuations in our stock price and therefore may not be indicative of our core operating performance. Prior period comparative amounts were not material and were not recast to conform to this new presentation.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended December 31,
	2021	2022	2023

	(in millions, except percentages)
Net income (loss)	$(73)	$428	$(1,622)
Add (deduct):
Provision for (benefit from) income taxes	1	(357)	(439)
Interest income	(2)	(17)	(81)
Other income (expense), net	(12)	8	—
Depreciation and amortization expense	16	34	43
Stock-based compensation expense	22	33	2,756
Payroll taxes related to stock-based compensation (1)	—	—	24
Certain legal and regulatory accruals and settlements, net (2)	46	50	(4)
Reserves for sales and other indirect taxes (3)	13	(1)	(35)
COVID-19 response initiatives (4)	3	—	—
Acquisition-related expenses	10	4	(4)
Other (5)	10	5	3
Adjusted EBITDA	$34	$187	$641
GTV	$24,909	$28,826	$30,322
Net income (loss) as a percent of GTV	(0.3)%	1.5%	(5.3)%
Adjusted EBITDA as a percent of GTV	0.1%	0.6%	2.1%
Revenue	$1,834	$2,551	$3,042
Net income (loss) as a percent of revenue	(4)%	17%	(53)%
Adjusted EBITDA margin	2%	7%	21%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
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
(4) Represents the cost of all personal protective equipment distributed to shoppers during the COVID-19 pandemic. We ceased excluding this cost following the first quarter of 2022 as the impact of the COVID-19 pandemic and its variant outbreaks on our business subsided.
(5) Represents non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock.

Adjusted Cost of Revenue and Adjusted Cost of Revenue as a Percent of GTV

We define adjusted cost of revenue as cost of revenue excluding depreciation and amortization expense and stock-based compensation expense. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature.

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Year Ended December 31,
	2021	2022	2023

	(in millions, except percentages)
Cost of revenue	$608	$720	$764
Adjusted to exclude the following:
Depreciation and amortization expense	(8)	(20)	(25)
Stock-based compensation expense	—	—	(18)
Adjusted cost of revenue	$600	$700	$721
Cost of revenue as a percent of GTV	2.4%	2.5%	2.5%
Adjusted cost of revenue as a percent of GTV	2.4%	2.4%	2.4%

Adjusted Operations and Support and Adjusted Operations and Support as a Percent of GTV

We define adjusted operations and support expense as operations and support expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, and COVID-19 response initiatives. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards and COVID-19 response initiatives as they are not indicative of our operating performance.

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Year Ended December 31,
	2021	2022	2023

	(in millions, except percentages)
Operations and support	$262	$252	$344
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(2)	(2)
Stock-based compensation expense	(1)	—	(90)
Payroll taxes related to stock-based compensation (1)	—	—	(2)
COVID-19 response initiatives (2)	(3)	—	—
Adjusted operations and support	$257	$250	$250
Operations and support as a percent of GTV	1.1%	0.9%	1.1%
Adjusted operations and support as a percent of GTV	1.0%	0.9%	0.8%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(2) Represents the cost of personal protective equipment distributed to shoppers during the COVID-19 pandemic. We ceased excluding this cost following the first quarter of 2022 as the impact of the COVID-19 pandemic and its variant outbreaks on our business subsided.

Adjusted Research and Development and Adjusted Research and Development as a Percent of GTV

We define adjusted research and development expense as research and development expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, and acquisition-related expenses. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature and we exclude payroll taxes related to the vesting and settlement of certain equity awards and acquisition-related expenses as they are not indicative of our operating performance.

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Year Ended December 31,
	2021	2022	2023

	(in millions, except percentages)
Research and development	$368	$518	$2,312
Adjusted to exclude the following:
Depreciation and amortization expense	(3)	(4)	(4)
Stock-based compensation expense	(9)	(18)	(1,800)
Payroll taxes related to stock-based compensation (1)	—	—	(14)
Acquisition-related expenses	(3)	(1)	—
Adjusted research and development	$353	$495	$494
Research and development as a percent of GTV	1.5%	1.8%	7.6%
Adjusted research and development as a percent of GTV	1.4%	1.7%	1.6%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.

Adjusted Sales and Marketing and Adjusted Sales and Marketing as a Percent of GTV

We define adjusted sales and marketing expense as sales and marketing expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, and acquisition-related expenses. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature and we exclude payroll taxes related to the vesting and settlement of certain equity awards and acquisition-related expenses as they are not indicative of our operating performance.

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Year Ended December 31,
	2021	2022	2023

	(in millions, except percentages)
Sales and marketing	$394	$660	$961
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(5)	(8)
Stock-based compensation expense	(3)	(4)	(316)
Payroll taxes related to stock-based compensation (1)	—	—	(2)
Acquisition-related expenses	(1)	2	4
Adjusted sales and marketing	$388	$653	$639
Sales and marketing as a percent of GTV	1.6%	2.3%	3.2%
Adjusted sales and marketing as a percent of GTV	1.6%	2.3%	2.1%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.

Adjusted General and Administrative and Adjusted General and Administrative as a Percent of GTV

We define adjusted general and administrative expense as general and administrative expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, non-capitalizable expenses related to the public listing of our common stock, and issuance costs related to the issuance of the Series A Preferred Stock. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, non-capitalizable expenses related to the public listing of our common stock, and issuance costs related to the issuance of our Series A Preferred Stock as these are not indicative of our operating performance.

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Year Ended December 31,
	2021	2022	2023

	(in millions, except percentages)
General and administrative	$288	$339	$803
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(3)	(4)
Stock-based compensation expense	(9)	(11)	(532)
Payroll taxes related to stock-based compensation (1)	—	—	(6)
Certain legal and regulatory accruals and settlements, net (2)	(46)	(50)	4
Reserves for sales and other indirect taxes (3)	(13)	1	35
Acquisition-related expenses	(6)	(5)	—
Other (4)	(10)	(5)	(3)
Adjusted general and administrative	$202	$266	$297
General and administrative as a percent of GTV	1.2%	1.2%	2.6%
Adjusted general and administrative as a percent of GTV	0.8%	0.9%	1.0%

___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
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

Adjusted Total Operating Expenses and Adjusted Total Operating Expenses as a Percent of GTV

We define adjusted total operating expenses as the sum of adjusted operations and support expense, adjusted research and development expense, adjusted sales and marketing expense, and adjusted general and administrative expense. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, COVID-19 response initiatives, acquisition-related expenses, non-capitalizable expenses related to the public listing of our common stock, and issuance costs related to the issuance of our Series A Preferred Stock as these are not indicative of our operating performance.

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Year Ended December 31,
	2021	2022	2023

	(in millions, except percentages)
Total operating expenses	$1,312	$1,769	$4,420
Adjusted to exclude to the following:
Depreciation and amortization expense	(8)	(14)	(18)
Stock-based compensation expense	(22)	(33)	(2,738)
Payroll taxes related to stock-based compensation (1)	—	—	(24)
Certain legal and regulatory accruals and settlements, net (2)	(46)	(50)	4
Reserves for sales and other indirect taxes (3)	(13)	1	35
COVID-19 response initiatives (4)	(3)	—	—
Acquisition-related expenses	(10)	(4)	4
Other (5)	(10)	(5)	(3)
Adjusted total operating expenses	$1,200	$1,664	$1,680
Total operating expenses as a percent of GTV	5.3%	6.1%	14.6%
Adjusted total operating expenses as a percent of GTV	4.8%	5.8%	5.5%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
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
(4) Represents the cost of personal protective equipment distributed to shoppers during the COVID-19 pandemic. We ceased excluding this cost following the first quarter of 2022 as the impact of the COVID-19 pandemic and its variant outbreaks on our business subsided.
(5) Represents non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock.

Liquidity and Capital Resources

In September 2023, we completed our IPO which resulted in aggregate net proceeds of $392 million, net of underwriting discounts and deferred offering costs. We also received proceeds of $175 million for the issuance and sale of 5,833,333 shares of our Series A Preferred Stock in a private placement immediately subsequent to our IPO. We recognized $2.6 billion of stock-based compensation expense associated with the vested RSUs and certain shares of vested restricted stock, as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of our registration statement on Form S-1 filed under the Securities Act in connection with our IPO. To meet the related tax withholding requirements, for the net settlement, net exercise, and cancellation and repurchase, as applicable, of the vested RSUs, certain vested stock options, and the shares of vested restricted stock, we withheld or cancelled, as applicable, 20,810,882 of the 43,052,572 shares underlying such equity awards, resulting in the net issuance of 22,241,690 shares of common stock. Based on an IPO price of $30.00 per share, our tax withholding obligation was $570 million, which we paid during the three months ended September 30, 2023.

Since our founding, we have financed our operations primarily through the net proceeds we have received from the issuance of equity securities and through fees received from retailers, customers, and brands. As of December 31, 2023, we had cash and cash equivalents of $2.1 billion and marketable securities of $49 million which were primarily held for working capital purposes.

Since our founding, we have primarily generated losses from our operations as reflected in our accumulated deficit of $2.6 billion as of December 31, 2023. While we generated positive cash flows from operating activities during the year ended December 31, 2022 and 2023, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

Our working capital and operating cash flows have in the past fluctuated and may in the future fluctuate significantly from period to period as a result of new initiatives and the timing of payments made to and/or received from retailers, shoppers, and vendors. In particular, certain transaction types, such as those involving EBT SNAP and alcohol sales, may result in longer collection cycles. Additionally, we make substantial weekly payments to shoppers on Tuesdays and Sundays for services delivered on Instacart. As a result, we expect our reported cash and cash flows from operating activities to be impacted based on the day of the week of each reporting period. Furthermore, due to the timing of funding to a certain payment card issuer, we may experience an increase in short-term liabilities based on the day of the week of each reporting period.

In November 2023, our board of directors approved a share repurchase program with authorization to purchase up to an aggregate of $500 million of our common stock and in February 2024, our board of directors approved the repurchase of an additional $500 million of our common stock. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion. During the year ended December 31, 2023, we repurchased and subsequently retired 1.4 million shares of our common stock for an aggregate purchase price of $36 million under the share repurchase program. As of December 31, 2023, we had $464 million available to repurchase shares pursuant to the share repurchase program. In February 2024, the Company entered into privately negotiated transactions with three shareholders to repurchase 14.4 million shares for an aggregate amount of $390 million. The shares were retired immediately upon repurchase.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and beyond. However, our future cash requirements will depend on many factors, including our growth rate, the timing and the amount of cash received from retailers, customers, and brands, the timing and extent of spending to support our research and development efforts as well as sales and marketing activities, the introduction of enhancements, the continuing market adoption of Instacart, and the volume and timing of our share repurchases. In addition, we may enter into additional or expanded customer, retailer, brand, or other relationships, as well as agreements to acquire or invest in complementary businesses, products, teams, and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional financing sooner than we currently anticipate. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. In particular, recent volatility in the global financial markets, including due to heightened inflation and rising interest rates and other macroeconomic conditions, geopolitical conflicts, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2022	2023

	(in millions)
Net cash provided by (used in) operating activities	$(204)	$277	$586
Net cash provided (used in) by investing activities	(330)	117	135
Net cash provided by (used in) financing activities	464	46	(30)

Cash Flows from Operating Activities

For the year ended December 31, 2023, net cash provided by operating activities was $586 million, which consisted of net loss of $1,622 million, adjusted for certain non-cash items of $2,373 million, and net cash outflows from changes in operating assets and liabilities of $165 million. The non-cash items primarily consisted of stock-based compensation expense of $2,756 million, deferred income taxes of $459 million, depreciation and amortization expense of $43 million, bad debt expense of $23 million, and amortization of operating lease right-of-use assets of $14 million. The net cash outflows from changes in our operating assets and liabilities were primarily due to an $62 million decrease in accrued and other current liabilities, a $35 million decrease in other long-term liabilities, a $33 million increase in accounts receivable, a $22 million increase in prepaid expenses and other assets, a $16 million decrease in accounts payable, and a $15 million decrease in operating lease liabilities, partially offset by an $18 million increase in deferred revenue. These cash outflows were primarily due to timing of customer and vendor payments.

For the year ended December 31, 2022, net cash provided by operating activities was $277 million, which consisted of net income of $428 million, adjusted for certain non-cash items of $275 million, and net cash inflows from changes in operating assets and liabilities of $124 million. The non-cash items primarily consisted of deferred income taxes of $373 million, depreciation and amortization expense of $34 million, stock-based compensation expense of $33 million, amortization of operating lease right-of-use assets of $13 million, and bad debt expense of $10 million. The net cash inflows from changes in our operating assets and liabilities were primarily due to a $141 million increase in accrued and other current liabilities, a $25 million increase in accounts payable, and a $24 million increase in deferred revenue, partially offset by a $31 million increase in prepaid expenses and other assets, a $21 million increase in accounts receivable, and a $13 million decrease in operating lease liabilities. These cash inflows were primarily due to timing of collection of accounts receivable.

For the year ended December 31, 2021, net cash used in operating activities was $204 million, which consisted of net loss of $73 million, adjusted by non-cash charges of $61 million, and net cash outflows from changes in operating assets and liabilities of $192 million. The non-cash charges primarily consisted of stock-based compensation expense of $22 million, depreciation and amortization of $16 million, amortization of operating lease right-of-use assets of $11 million, and bad debt expense of $7 million. The net cash outflows from changes in our operating assets and liabilities were primarily comprised of a $318 million increase in accounts receivable, a $60 million increase in prepaid expenses and other assets, and a $13 million decrease in operating lease liabilities, partially offset by a $138 million increase in accounts payable and accrued and other current liabilities, a $47 million increase in deferred revenue, and a $14 million increase in long-term liabilities. These cash outflows were primarily due to increased operating expenses and vendor spend in connection with the growth of our business, partially offset by an increase in sales and indirect tax reserves.

Cash Flows from Investing Activities

For the year ended December 31, 2023, net cash provided by investing activities was $135 million, comprised primarily of maturities of marketable securities of $301 million, partially offset by purchases of marketable securities of $110 million, and purchases of property and equipment, including capitalized internal-use software of $54 million.

For the year ended December 31, 2022, net cash provided by investing activities was $117 million, comprised primarily of maturities of marketable securities of $394 million, partially offset by purchases of marketable securities of $158 million, acquisitions of businesses, net of cash acquired of $93 million, and purchases of property and equipment, including capitalized internal-use software of $24 million.

For the year ended December 31, 2021, net cash used in investing activities was $330 million, comprised primarily of purchases of marketable securities of $623 million, acquisitions of businesses of $54 million, and purchases of property and equipment to support our office facilities of $13 million, partially offset by maturities of marketable securities of $369 million.

Cash Flows from Financing Activities

For the year ended December 31, 2023, net cash used in financing activities was $30 million, comprised primarily of $570 million of tax withholding paid related to the net share settlement of equity awards and $36 million of repurchases of common stock, partially offset by $401 million of proceeds from the issuance of common stock upon IPO, net of underwriting discounts and $175 million of proceeds from the issuance of our Series A Preferred Stock.

For the year ended December 31, 2022, net cash provided by financing activities was $46 million, comprised primarily of proceeds of $34 million from the exercise of non-voting common stock warrants and $14 million proceeds from modification of common stock warrants.

For the year ended December 31, 2021, net cash provided by financing activities was $464 million, comprised primarily of net proceeds of $265 million from the issuance of redeemable convertible preferred stock, proceeds of $125 million from the issuance of non-voting common stock, and proceeds of $68 million from the exercise of non-voting common stock warrants.

Contractual Obligations and Commitments
Operating Leases
Our operating lease commitments primarily include corporate offices and warehouse space. As of December 31, 2023, we had fixed lease payment obligations of $43 million, with $15 million to be paid within 12 months and the remainder thereafter. For additional discussion on our operating leases, see Note 10 — Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Non-Cancellable Purchases
Our non-cancellable purchase commitments are primarily related to infrastructure service contracts for technology platforms. As of December 31, 2023, we had non-cancellable purchase obligations of $73 million, with $36 million to be paid within 12 months and the remainder thereafter.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. We believe that of our significant accounting policies, which are described in Note 2 — Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations, and cash flows.
Revenue Recognition
Instacart connects multiple parties to facilitate transactions. Our revenue consists of transaction revenue and advertising and other revenue and is recognized in accordance with ASC 606, Revenue from Contracts with Customers.

Transaction Revenue
We generate revenue primarily from fees received from end users and amounts paid by retailers for our transaction service, net of any coupons, incentives, and refunds, as well as payments to shoppers. Our sole performance obligation to the retailer is to connect retailers with end users for the provision of goods by the retailer to the end user. Our sole performance obligation to the end user is to arrange for a shopper to provide fulfillment services to the end user. Each performance obligation is satisfied at a point in time, upon the transfer of control of the services.

Advertising and Other Revenue
We generate revenue from the sale of advertising to companies that are interested in reaching end users on Instacart. Advertising products include Sponsored Product ads, display ads, coupons, and a variety of other online advertising services. Our performance obligation is to continually promote a brand over the duration of the contractual term. We recognize revenue in the amount that we have the right to invoice as advertising services are rendered, which occurs upon delivery of clicks for Sponsored Product ads, upon delivery of impressions or over the contract term on a fixed fee basis for display ads, or upon redemptions of coupons. We also offer software subscription services that enhance the online shopping experience to certain retailers and generate an immaterial amount of other revenue from software subscriptions. Revenue from our software subscription services is recognized ratably over the subscription period.

Principal versus Agent Considerations
As multiple parties are involved in a transaction between end users, retailers, and shoppers, judgment is required in determining whether we are the principal or agent for the goods and services provided to the end user or retailer in a transaction. We present revenue on a gross or net basis based on whether we control the goods or services provided to the end user or retailer and are the principal (gross), or we arrange for other parties to provide the goods or service to the end user or retailer and are an agent (net).

Goods: We have determined that we are an agent for the retailer in the sale of goods to the end user as we do not control the goods at any time before they are transferred to the end user. We do not pre-purchase or otherwise obtain control of the goods and only benefit from our fee for arranging for the sale of goods by the retailer to the end user. We also do not take inventory risk and do not generally have discretion over pricing of the goods.

Fulfillment services: We have determined that we are an agent for the end user in the procurement of fulfillment services from shoppers who are independent contractors. We do not control the fulfillment services provided as we do not pre-purchase services or otherwise direct shoppers to perform fulfillment services on our behalf. We do not promise fulfillment services to end users at any time. In addition, we are not primarily responsible for and do not have inventory risk for the fulfillment services. Although we have discretion in establishing the fees paid for the services, we believe this indicator does not alone provide persuasive evidence that we control the fulfillment services.

We recognize as revenue the net amount we retain from both the retailer and the end user from a transaction after remitting the purchase value of the goods to the retailer and amounts owed to the shopper for their services.

In limited situations, we utilize our own employees to provide certain fulfillment activities for end users with the related costs of employees recorded within cost of revenue in the consolidated statements of operations.

Revenue Share
We generate revenue from a partnership with payment card issuers whereby shoppers use cards issued by the payment card issuers to pay for goods at the retailers’ point-of-sale. We earn a revenue share from the payment card issuers for transactions processed through these payment cards and record these amounts in the same period the underlying transaction takes place.

Coupons, Refunds, and Incentives
We offer several types of coupons and incentives to encourage use of our services, including customer appeasement credits, promotional coupons, and referral bonus coupons. In certain cases, we also provide refunds to retailers primarily in the form of price concessions. Refunds are accounted for as variable consideration and there is limited uncertainty in estimation given the short duration. In certain cases, end user fees received may be less than the amount of refunds, coupons, incentives, and shopper payments applicable to a particular transaction. This shortfall is recorded within revenue in the consolidated statements of operations.

Stock-Based Compensation
Stock-based compensation expense for RSUs and certain restricted stock with service-based, market-based, and/or liquidity event-based vesting conditions, as applicable, is recognized on an accelerated attribution method over the requisite service period, which is generally four years, and only if the liquidity event-based vesting conditions are considered probable to be satisfied. The market based vesting conditions are satisfied upon our achievement of specified future market capitalization goals. The liquidity event-based vesting condition was satisfied upon the effective date of our registration statement on Form S-1 filed under the Securities Act in connection with our IPO. On that date, we recorded cumulative stock-based compensation expense using the accelerated attribution method for RSUs and certain restricted stock subject to the liquidity event-based vesting condition for which the service-based vesting condition had been fully or partially satisfied. The remaining unrecognized stock-based compensation expense related to the RSUs will be recorded over their remaining requisite service periods. For awards granted with only service-based vesting conditions, stock-based compensation expense will be recognized equal to the grant date fair value on a straight-line basis over the requisite service period of the awards.
Common Stock Valuations
Prior to our IPO, the fair value of the shares of common stock underlying stock options, RSUs, and restricted stock issued in connection with business acquisitions has historically been determined by our board of directors, with input from management and corroboration from contemporaneous third-party valuations, as there was no public market for the common stock. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each option grant date, including:
•independent third-party valuations of our common stock;
•the rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•the prices of common or redeemable convertible preferred stock sold to third-party investors by us and in secondary transactions;
•our actual operating and financial performance;
•current business conditions and projections;
•hiring of key personnel and the experience of our management;
•our history and the introduction of new services;
•our stage of development;
•likelihood of achieving a liquidity event, such as an initial public offering, direct listing, or a merger or acquisition given prevailing market conditions;
•the market performance of comparable publicly traded companies; and
•the U.S. and global capital market conditions.
In valuing our common stock, the board of directors determined the value using both the market approach and the income approach valuation methods. The market approach measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets. In applying this method, valuation multiples are derived from historical operating data of a peer company group. We then apply multiples to our operating data to arrive at a range of indicated values of the company. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. In 2020 through February 2021, the enterprise value was estimated by back-solving for the enterprise value implied by recent sales of common and/or preferred equity. Starting in May 2021, the enterprise value was estimated using a probability-weighted expected return method (“PWERM”).

For each valuation, the enterprise value determined by the income and/or market approaches was then allocated to the common stock using the option pricing method (“OPM”), or a hybrid of the PWERM and OPM, which estimates the probability weighted value across multiple scenarios but uses OPM to estimate the allocation of value within one or more of those scenarios.

The OPM method allows for the allocation of a company’s equity value among the various equity capital owners. The OPM uses the preferred stockholders’ liquidation preferences, participation rights, dividend policy, and conversion rights to determine how proceeds from a liquidity event shall be distributed among the various ownership classes at a future date. The PWERM method involves the estimation of future potential outcomes for the company, as well as values and probabilities associated with each respective potential outcome. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include a liquidity event, as well as non-liquidity event market-based outcomes. Determining the fair value of the enterprise using the PWERM requires the development of assumptions and estimates for both the probability of a liquidity event and stay private outcomes, as well as the values those outcomes could yield.

In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of our common stock. Factors considered include the number of different buyers and sellers, transaction volume, timing relative to the valuation date, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved investors with access to our financial information.

Application of these approaches involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, discount for lack of marketability, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

For valuations after the completion of our IPO, the board of directors has determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.

Sales and Indirect Taxes
In the United States, we are under audit by various state tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of our third-party sellers or tax treatment applied to the sale of our services in these jurisdictions. We believe that we properly accrue and pay taxes according to our understanding of tax requirements in each taxing jurisdiction; however, it is possible that tax authorities may question our interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of states and local sales and indirect tax rules to our activities. As a result, we maintain a reserve for potential sales and indirect taxes that may result from examinations or settlement agreements with these tax authorities when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. These reserves are recorded within long-term liabilities on the consolidated balance sheets and within general and administrative expense in the consolidated statements of operations.

Loss Contingencies
We are involved in various legal proceedings, claims and regulatory, non-income tax audits, or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include claims for substantial or indeterminate amounts of damages. We record liabilities to address potential exposures related to tax positions we have taken that have been or could be challenged by taxing authorities. In addition, we record liabilities associated with legal proceedings and lawsuits. These liabilities are recorded when we believe that it is both probable that a loss has been incurred and the amount can be estimated.

We review the developments of each individual legal proceeding that could affect the amount of liabilities that have been previously recorded and the range of possible losses disclosed. We make adjustments to our liabilities and disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events.

The outcomes of these legal proceedings are inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Income Taxes
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

Although we believe our assumptions, judgments, and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

Recent Accounting Pronouncements
See Note 2 — Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

As of December 31, 2023, we had cash and cash equivalents of $2,137 million and marketable securities of $49 million invested in a variety of securities, including money market funds, commercial paper, U.S. government and agency debt securities, corporate debt securities. In addition, we had $156 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of December 31, 2023.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than as a result of its impact on the general economy. However, we are operating in a more volatile inflationary environment due to macroeconomic conditions and have limited data and experience doing so in our history, particularly at our scale. The principal inflationary factors affecting our business are higher prices of products offered by retail partners through Instacart, including due to higher raw material costs, shipping and freight costs, elevated fuel prices that are borne by our partners, and customers purchasing fewer items on average per order. Higher retailer prices, resulting in increased grocery costs and reduced consumer discretionary spending have negatively impacted consumer demand for online grocery as consumers return to in-store shopping to save on service and delivery fees and also have reduced order frequency, driven lower order volumes, and impacted average order values. As a result, we have experienced and expect to continue experiencing lower growth in GTV and orders, which would negatively impact our revenue and margin. Customers have and may continue to reduce spending on more premium products, and our brand partners have and may continue to reduce their overall advertising budgets, either of which could harm our revenue and margin. Customers have and may continue to reduce the number of items purchased overall, which has produced fulfillment efficiencies in the short term but may harm our revenue and margin as inflationary pressures subside. We may also not be able to fully offset higher costs through operational efficiencies or price increases. Increased fuel prices as a result of supply chain and other macroeconomic factors may also result in fewer shoppers or reduced shopper activity. While we have previously implemented certain shopper incentives in response to these factors, persistent or increased shopper shortages may require us to reintroduce or further increase shopper incentives to ensure sufficient shoppers are available to meet demand or provide additional consumer incentives or refunds due to shopper delays or incorrect orders, which have historically occurred and reduce our revenue and profitability.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Maplebear Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Maplebear Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Transaction Revenue and Advertising Revenue

As described in Notes 2 and 3 to the consolidated financial statements, for the year ended December 31, 2023, the Company’s transaction revenue was $2,171 million and advertising and other revenue was $871 million, a majority of which relates to advertising revenue. For transaction revenue, the Company generates revenue primarily from fees received from end users and amounts paid by retailers for the transaction service, net of any coupons, incentives, and refunds, as well as payments to shoppers. Each performance obligation is satisfied at a point in time, upon the transfer of control of the services. For advertising revenue, the Company generates revenue from the sale of advertising to companies that are interested in reaching the Company’s end users. The Company recognizes revenue in the amount that the Company has the right to invoice as advertising services are rendered, which occurs upon delivery of clicks for sponsored product ads, upon delivery of impressions or over the contract term on a fixed fee basis for display ads, or upon redemptions of coupons. The

Company also generates revenue through a revenue share from the payment card issuers for transactions processed through payment cards and the Company records these amounts in the same period the underlying transaction takes place.

The principal consideration for our determination that performing procedures relating to transaction revenue and advertising revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) evaluating transaction revenue recognized by reconciling revenue to total cash paid by end users and, for a sample of transaction revenue transactions, obtaining and inspecting source documents, such as contracts, invoices, retailer and end user orders, application of coupons, incentives, refunds, or credit memos, and cash receipts; (ii) evaluating revenue recognized for a sample of advertising revenue transactions by obtaining and inspecting source documents, such as contracts, invoices, advertising campaign information, application of credit memos, and cash receipts; (iii) evaluating revenue recognized for revenue share transactions by obtaining and inspecting source documents, such as invoices and cash receipts from payment card issuers; (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, retailer and end user orders or advertising campaign information, and subsequent cash receipts; and (v) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 5, 2024

We have served as the Company’s auditor since 2017, which includes periods before the Company became subject to SEC reporting requirements.

MAPLEBEAR INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)

	As of December 31,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,505	$2,137
Short-term marketable securities	209	49
Accounts receivable, net of allowance of $2 and $4, respectively	842	853
Restricted cash and cash equivalents, current	75	137
Prepaid expenses and other current assets	109	129
Total current assets	2,740	3,305
Long-term marketable securities	28	—
Restricted cash and cash equivalents, noncurrent	19	19
Property and equipment, net	38	135
Operating lease right-of-use assets	41	31
Intangible assets, net	103	77
Goodwill	317	318
Deferred tax assets, net	371	830
Other assets	12	12
Total assets	$3,669	$4,727
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$88	$72
Accrued and other current liabilities	515	451
Operating lease liabilities, current	13	13
Deferred revenue	179	197
Total current liabilities	795	733
Operating lease liabilities, noncurrent	36	27
Other long-term liabilities	80	40
Total liabilities	911	800
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value per share; 178,319 and zero shares authorized as of December 31, 2022 and December 31, 2023, respectively; 167,302 and zero shares issued and outstanding as of December 31, 2022 and December 31, 2023, respectively; liquidation preference of $2,828 and zero as of December 31, 2022 and December 31, 2023, respectively	2,822	—
Series A redeemable convertible preferred stock; $0.0001 par value per share; zero and 5,833 shares authorized, issued, and outstanding as of December 31, 2022 and December 31, 2023, respectively	—	177
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share; zero and 24,167 shares authorized as of December 31, 2022 and December 31, 2023, respectively; zero shares issued and outstanding as of December 31, 2022 and December 31, 2023	—	—
Common stock, $0.0001 par value per share; 820,509 and 2,000,000 shares authorized as of December 31, 2022 and December 31, 2023, respectively; 72,230, and 279,046 shares issued and outstanding as of December 31, 2022 and December 31, 2023, respectively	—	—
Exchangeable shares, no par value; 702 and zero shares authorized as of December 31, 2022 and December 31, 2023, respectively; 689 and zero shares issued and outstanding as of December 31, 2022 and December 31, 2023, respectively	—	—
Additional paid-in capital	918	6,382
Accumulated other comprehensive income (loss)	(5)	3
Accumulated deficit	(977)	(2,635)
Total stockholders’ equity (deficit)	(64)	3,750
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$3,669	$4,727
The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)

	Year Ended December 31,
	2021	2022	2023

Revenue	$1,834	$2,551	$3,042
Cost of revenue	608	720	764
Gross profit	1,226	1,831	2,278
Operating expenses:
Operations and support	262	252	344
Research and development	368	518	2,312
Sales and marketing	394	660	961
General and administrative	288	339	803
Total operating expenses	1,312	1,769	4,420
Income (loss) from operations	(86)	62	(2,142)
Other income (expense), net	12	(8)	—
Interest income	2	17	81
Income (loss) before provision for (benefit from) income taxes	(72)	71	(2,061)
Provision for (benefit from) income taxes	1	(357)	(439)
Net income (loss)	$(73)	$428	$(1,622)
Undistributed earnings attributable to preferred stockholders	—	(351)	—
Accretion related to Series A redeemable convertible preferred stock	—	—	(2)
Net income (loss) attributable to common stockholders, basic	$(73)	$77	$(1,624)
Undistributed earnings reallocated to common stockholders	—	20	—
Net income (loss) attributable to common stockholders, diluted	$(73)	$97	$(1,624)
Net income (loss) per share attributable to common stockholders, basic and diluted
Basic	$(1.12)	$1.08	$(12.43)
Diluted	$(1.12)	$0.96	$(12.43)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted
Basic	65,874	71,853	130,616
Diluted	65,874	101,480	130,616

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2021	2022	2023

Net income (loss)	$(73)	$428	$(1,622)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	(1)	(2)	3
Change in foreign currency translation adjustments	—	(2)	5
Total other comprehensive income (loss)	(1)	(4)	8
Comprehensive income (loss)	$(74)	$424	$(1,614)

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts, which are reflected in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Exchangeable Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	165,182	$2,557	60,437	$—	689	$—	$351	$—	$(1,332)	$(981)
Exercise of common stock options	—	—	1,051	—	—	—	6	—	—	6
Exercise of non-voting common stock warrants	—	—	3,716	—	—	—	68	—	—	68
Amortization of non-voting common stock warrants	—	—	—	—	—	—	3	—	—	3
Amortization of non-voting common stock issuable pursuant to subscription agreement	—	—	—	—	—	—	2	—	—	2
Issuance of Series I redeemable convertible preferred stock, net of issuance costs	2,120	265	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	23	—	—	23
Issuance of non-voting common stock in connection with subscription agreement	—	—	464	—	—	—	—	—	—	—
Issuance of non-voting common stock	—	—	1,043	—	—	—	125	—	—	125
Issuance of non-voting common stock in connection with business acquisitions	—	—	2,105	—	—	—	255	—	—	255
Issuance of restricted non-voting common stock in connection with business acquisitions	—	—	269	—	—	—	—	—	—	—
Issuance of restricted non-voting common stock	—	—	450	—	—	—	—	—	—	—
Net unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(73)	(73)
Balances at December 31, 2021	167,302	$2,822	69,535	$—	689	$—	$833	$(1)	$(1,405)	$(573)

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
(in millions, except share amounts, which are reflected in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Exchangeable Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	167,302	$2,822	69,535	$—	689	$—	$833	$(1)	$(1,405)	$(573)
Exercise of common stock options	—	—	149	—	—	—	1	—	—	1
Exercise of non-voting common stock warrants	—	—	1,858	—	—	—	34	—	—	34
Modification of non-voting common stock warrants	—	—	—	—	—	—	17	—	—	17
Stock-based compensation	—	—	—	—	—	—	33	—	—	33
Issuance of non-voting common stock in connection with subscription agreement	—	—	465	—	—	—	—	—	—	—
Issuance of non-voting restricted stock in connection with business acquisitions	—	—	223	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2)	—	(2)
Net unrealized loss on available-for-sale marketable securities	—	—	—	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	—	—	—	428	428
Balances at December 31, 2022	167,302	$2,822	72,230	$—	689	$—	$918	$(5)	$(977)	$(64)

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
(in millions, except share amounts, which are reflected in thousands)

	Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Common Stock		Exchangeable Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	167,302	$2,822	—	$—	72,230	$—	689	$—	$918	$(5)	$(977)	$(64)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(167,302)	(2,822)	—	—	167,692	—	—	—	2,822	—	—	2,822
Issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	—	5,833	175	—	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock	—	—	—	2	—	—	—	—	(2)	—	—	(2)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	—	—	—	—	14,100	—	—	—	392	—	—	392
Conversion of exchangeable shares to common stock in connection with initial public offering	—	—	—	—	688	—	(688)	—	—	—	—	—
Forfeiture of exchangeable shares	—	—	—	—	—	—	(1)	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	33,334	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	10,476	—	—	—	6	—	—	6
Exercise of common stock warrants	—	—	—	—	7,431	—	—	—	—	—	—	—
Common stock withheld or cancelled for tax obligation and net settlement	—	—	—	—	(25,456)	—	—	—	(570)	—	—	(570)
Stock-based compensation	—	—	—	—	—	—	—	—	2,812	—	—	2,812
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	5	—	5
Net unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	—	—	3	—	3
Repurchase and retirement of common stock	—	—	—	—	(1,449)	—	—	—	—	—	(36)	(36)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,622)	(1,622)
Other	—	—	—	—	—	—	—	—	4	—	—	4
Balances at December 31, 2023	—	$—	5,833	$177	279,046	$—	—	$—	$6,382	$3	$(2,635)	$3,750

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2022	2023

OPERATING ACTIVITIES
Net income (loss)	$(73)	$428	$(1,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	16	34	43
Stock-based compensation expense	22	33	2,756
Amortization of common stock warrants	3	—	—
Amortization and remeasurement of common stock issuable pursuant to subscription agreement	2	—	—
Provision for bad debts	7	10	23
Amortization of operating lease right-of-use assets	11	13	14
Deferred income taxes	(2)	(373)	(459)
Other	2	8	(4)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(318)	(21)	(33)
Prepaid expenses and other assets	(60)	(31)	(22)
Accounts payable	36	25	(16)
Accrued and other current liabilities	102	141	(62)
Deferred revenue	47	24	18
Operating lease liabilities	(13)	(13)	(15)
Other long-term liabilities	14	(1)	(35)
Net cash provided by (used in) operating activities	(204)	277	586
INVESTING ACTIVITIES
Purchases of marketable securities	(623)	(158)	(110)
Maturities of marketable securities	369	394	301
Purchases of property and equipment, including capitalized internal-use software	(13)	(24)	(54)
Purchases of patents	(9)	(2)	(2)
Acquisitions of businesses, net of cash acquired	(54)	(93)	—
Net cash provided (used in) by investing activities	(330)	117	135
FINANCING ACTIVITIES
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts	—	—	401
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	265	—	—
Proceeds from the issuance of Series A redeemable convertible preferred stock	—	—	175
Taxes paid related to net share settlement of equity awards	—	—	(570)
Proceeds from exercise of stock options	6	1	6
Proceeds from exercise of common stock warrants	68	34	—
Proceeds from modification of common stock warrants	—	14	—
Proceeds from the issuance of non-voting common stock	125	—	—
Deferred offering costs paid	—	(3)	(6)
Repurchases of common stock	—	—	(36)
Net cash provided by (used in) financing activities	464	46	(30)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(1)	(6)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	(71)	434	694
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	1,236	1,165	1,599
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$1,165	$1,599	$2,293
The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)

	Year Ended December 31,
	2021	2022	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of tax refunds	$4	$3	$54
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$1	$—	$56
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	—	2,822
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	—	—	9
Fair value of contingent consideration in connection with a business combination	—	7	—
Changes in accrued purchases of property and equipment, including capitalized internal-use software	—	—	3
Deferred offering costs not yet paid	—	1	—
Accretion of Series A redeemable convertible preferred stock	—	—	2
Issuance of non-voting common stock in connection with business acquisitions	255	—	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION RELATED TO LEASES
Cash paid for amounts included in the measurement of operating lease liabilities	$15	$15	$16
Lease liabilities arising from obtaining right-of-use assets	6	9	6
Reduction in right-of-use assets and corresponding operating lease liabilities due to lease modifications	2	—	—
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,146	$1,505	$2,137
Restricted cash and cash equivalents, current	1	75	137
Restricted cash and cash equivalents, noncurrent	18	19	19
Total cash, cash equivalents, and restricted cash and cash equivalents	$1,165	$1,599	$2,293

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business
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

In connection with the effectiveness of our registration statement on Form S-1 filed under the Securities Act of 1933, as amended (the “Securities Act”), in connection with our IPO, all outstanding exchangeable shares of the Company’s subsidiary, Aspen Merger Corp. (“Aspen”), were exchanged into 688,017 shares of non-voting common stock. Immediately prior to the closing of the IPO, all then-outstanding shares of redeemable convertible preferred stock were converted into 167,691,838 shares of voting common stock, and all outstanding shares of non-voting common stock and shares of non-voting common stock underlying outstanding equity awards and warrants, were converted into shares of voting common stock. In connection with the IPO, upon the filing and effectiveness of the Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”), all outstanding shares of voting common stock and shares of voting common stock underlying outstanding equity awards were reclassified into an equivalent number of shares of common stock. In addition, the Restated Certificate authorized 2,030,000,000 shares of capital stock, consisting of 2,000,000,000 shares of common stock and 30,000,000 shares of preferred stock.

2.	Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include those of the Company and its wholly-owned subsidiaries, after elimination of all intercompany accounts and transactions. The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer is the Company’s CODM. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has one operating and reportable segment. Geographic information is included in Note 3 — Revenue and Note 6 — Property and Equipment, Net.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods covered by the financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, (i) revenue recognition, including revenue-related reserves, (ii) stock-based compensation, (iii) valuation of the Company’s common stock and equity awards, (iv) fair value of assets acquired and liabilities assumed for business combinations, (v) sales and indirect tax reserves, (vi) legal and other loss contingencies, (vii) income taxes, and (viii) capitalized internal-use software. The Company determines its estimates and judgments based on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates, and these differences may be material to the consolidated financial statements.

The Company has considered the impacts of macroeconomic trends affecting our markets and industry such as higher inflation, rising interest rates, the effects of supply chain challenges, cessation of government aid programs, geopolitical conflicts, and uncertainty regarding an economic recession and associated decreases in consumer discretionary income, on the assumptions and inputs supporting certain of the Company’s estimates, assumptions, and judgments. The level of uncertainties and volatility in the global financial markets and economies, as well as the uncertainties related to these macroeconomic factors, geopolitical environment, and their effects on the Company’s operations and financial performance, means that these estimates may change in future periods as new events occur and additional information is obtained.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The accounting guidance describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.
The three-level hierarchy for fair value measurements is defined as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; and

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The Company’s financial instruments consist primarily of cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued and other current liabilities. The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued and other current liabilities approximate fair value due to their short

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
maturities. Refer to Note 4 — Fair Value Measurements for further information related to cash equivalents and marketable securities.
Foreign Currency
The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Most of the Company’s foreign subsidiaries’ functional currency is the local currency of their respective country. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period-end using the period-end exchange rate. Gains and losses resulting from remeasurement are recorded in the consolidated statements of operations. Subsidiaries’ assets and liabilities with non-U.S. dollar functional currencies are translated at the period-end rate. Accumulated deficit and other equity items are translated at historical rates, and revenue and expenses are translated at average exchange rates during the period. Gains and losses resulting from the translation of the consolidated balance sheets are recorded as a component of accumulated other comprehensive income (loss).
Net foreign exchange transaction and remeasurement gains and losses were not material for the years ended December 31, 2021, 2022, or 2023.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. This method requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, consisting primarily of third-party legal and consulting costs, are expensed as incurred.
Cash and Cash Equivalents
Cash includes demand deposits with banks or financial institutions as well as cash in transit from payment processors. Cash in transit from payment processors was $86 million and $203 million as of December 31, 2022 and 2023, respectively. The Company considers all highly-liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of investments in commercial paper, money market funds, and U.S. government and government agency debt securities.
Restricted Cash and Cash Equivalents
The Company has certificates of deposit that collateralize unconditional, irrevocable letters of credit. The letters of credit are held as security for several of the Company’s operating leases and for corporate insurance policies, certain of which are renegotiated on an annual basis. As of December 31, 2022 and 2023, these letters of credit vary in term and have expiration dates through October 2026. The Company has classified these certificates of deposit within restricted cash and cash equivalents, current or noncurrent, on the consolidated balance sheets based on the underlying maturity date of these letters of credit.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Beginning in October 2022, the Company was required to maintain funds in a bank account pursuant to an agreement with a payment card issuer. The withdrawal or general use of these funds is legally restricted. From time to time, these funds may be used to enter in reverse repurchase agreements with a third-party as an overnight lending arrangement. In these cases, the Company classified the reverse repurchase agreements as restricted cash equivalents due to the short-term nature. As of December 31, 2022 and 2023, $75 million and $136 million, respectively, was maintained in the bank account, and included within restricted cash and cash equivalents, current on the consolidated balance sheets.

Accounts Receivable and Allowance
The Company’s accounts receivable primarily consists of retailer and advertiser obligations due under normal trade terms and is reported net of allowance. The Company generally collects the gross transaction amount for each order and remits the purchase value of the related goods to the retailer at the retailers’ point-of-sale. In certain cases, the gross transaction amount is partially or completely collected by the retailer from the end user which the Company later recoups from the retailer. Such amounts are included within accounts receivable, net on the consolidated balance sheets and totaled $380 million and $357 million as of December 31, 2022 and 2023, respectively.

The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in this allowance are recorded within general and administrative expense in the consolidated statements of operations. The Company assesses collectability by reviewing accounts receivable on a collective basis when similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. Write-offs of accounts receivable were not material during the years ended December 31, 2021 and 2022 and were $23 million during the year ended December 31, 2023.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration risk consist principally of cash and cash equivalents, restricted cash and cash equivalents, marketable securities, and accounts receivable. The Company’s cash is held with multiple financial institutions in the United States, for which the balances are regularly in excess of federally insured limits, and in Canada, Australia, and China. The Company’s investments consist primarily of U.S. government and government agency debt securities, commercial paper, and corporate debt securities that management believes are of high credit quality.
The following customers accounted for 10% or more of the Company’s revenue:

Year Ended December 31,
	2021	2022	2023

Customer A	18%	12%	12%
Customer B	23%	16%	15%
Customer C	15%	12%	*
Customer D	15%	13%	11%
___________
* Customer did not represent 10% or more of revenue.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2022 or 2023.

Marketable Securities

Marketable securities consist primarily of commercial paper, money market funds, corporate debt securities, and U.S. government and government agency debt securities. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investments in any particular security. Marketable securities with original maturities at the date of purchase of 90 days or less are included within cash and cash equivalents, and marketable securities with original maturities greater than 90 days, but less than or equal to one year, are included within short-term marketable securities on the consolidated balance sheets. Marketable securities with original maturities as of the balance sheet date greater than one year are included within long-term marketable securities on the consolidated balance sheets. The Company determines the appropriate classification of marketable securities at the time of purchase. Marketable securities are classified as available-for-sale securities and are carried at fair value on the consolidated balance sheets, with all unrealized gains and losses, net of tax except for credit-related impairment losses, recorded as a component of accumulated other comprehensive income (loss).

The Company evaluates its marketable securities with unrealized loss positions for impairment by assessing if they are related to deterioration in credit risk and whether the entire amortized cost basis of the security will be recovered, the intent to sell, and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in the consolidated statements of operations.

No impairment losses related to marketable securities have been recognized during the years ended December 31, 2021, 2022, or 2023. Any unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded to earnings through an allowance for credit losses. Unrealized losses on available-for-sale debt securities were not material as of December 31, 2022 and 2023, and no allowance for credit losses was recorded. For the purposes of computing realized and unrealized gains and losses, the cost of investments sold is based on the specific-identification method. Interest on marketable securities is included within interest income in the consolidated statements of operations.

Property and Equipment, Net
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected within operating expenses in the consolidated statements of operations.
Capitalized Internal-Use Software
Certain costs of platform and other software applications developed for internal use are capitalized and presented as a component of property and equipment, net on the consolidated balance sheets. The Company capitalizes qualifying internal-use software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality and will expense costs incurred for maintenance and minor upgrades and enhancements. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software once it is ready for its intended use. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and Intangible Assets, Net
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets primarily consist of developed technology and customer relationships acquired in business combinations and patents purchased from third parties. Intangible assets resulting from the acquisition of entities are accounted for using the acquisition method of accounting based on management’s estimate of the fair value of assets received. Intangible assets are amortized over the estimated useful lives in a pattern that most closely matches the timing of their economic benefits. The Company reviews intangible assets for impairment under the long-lived asset model described below.
Goodwill is not subject to amortization but is tested for impairment on an annual basis, performed in the fourth quarter of each year, or whenever events or changes in circumstances indicate the carrying value of the reporting unit may be in excess of the reporting unit’s fair value. Goodwill is tested for impairment at the reporting unit level by first assessing the qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. Qualitative indicators assessed include consideration of macroeconomic, industry, and market conditions, the Company’s overall financial performance, and personnel or strategy changes. Based on the qualitative assessment, if the Company determines that it is more likely than not that the Company’s single reporting unit’s fair value is less than its carrying amount, a quantitative analysis is performed by comparing the fair value of the Company’s single reporting unit to its carrying value. Any excess of the carrying amount of goodwill over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. The Company may also elect to perform a quantitative analysis instead of starting with a qualitative approach.
No impairment losses related to goodwill and intangible assets have been recognized during the years ended December 31, 2021, 2022, or 2023.
Impairment of Long-Lived Assets
The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset group (collectively “asset group”) may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset group’s carrying amount may not be recoverable. The Company measures the recoverability of the asset group by comparing the carrying amount of such asset groups to the future undiscounted cash flows it expects the asset group to generate. If the Company considers the asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset group exceeds its fair value. The Company reviews the impairment of its operating lease right-of-use assets consistent with the approach applied for other long-lived assets. No material impairment losses related to long-lived assets have been recognized during the years ended December 31, 2021, 2022, or 2023.
Advances from Payment Card Issuer

A payment card issuer may advance funds required to settle transactions for a short period, generally one business day, on an interest-free basis. Such advances from the payment card issuer are included within accrued and other current liabilities on the consolidated balance sheets.

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees related to the anticipated sale of the Company’s common stock in the IPO, were initially capitalized and recorded in other assets on the consolidated balance sheets. After the IPO, all deferred offering costs were reclassified into additional paid-in capital as a reduction of proceeds, net of underwriting discounts, received from the IPO on the consolidated balance sheets.

Revenue Recognition

The Company offers a technology solution that connects multiple parties to facilitate transactions. The Company’s revenue consists of transaction revenue and advertising and other revenue. The Company identifies end users, retailers, and advertisers as the Company’s customers.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction Revenue

The Company generates its revenue primarily from fees received from end users and amounts paid by retailers for its transaction service and is net of any coupons, incentives, and refunds, as well as payments to shoppers. The Company enters into Terms of Service and Services Agreements with its end users and retailers, respectively. These agreements provide a framework for transactions between the Company’s end users and shoppers for fulfillment services. The Company separately enters into agreements with shoppers for their use of the technology solution through which shoppers offer fulfillment services to end users.
The Company’s sole performance obligation to the retailer is to connect retailers with end users for the provision of goods by the retailer to the end user. The Company’s transaction service may also include lead generation, facilitation of payments, providing and hosting the retailer’s site, and other activities to facilitate satisfaction of the performance obligation. The Company’s sole performance obligation to the end user is to arrange for a shopper to provide fulfillment services to the end user. Each performance obligation is satisfied at a point in time, upon the transfer of control of the services.
As multiple parties are involved in a transaction between end users, retailers, and shoppers, judgment is required in determining whether the Company is the principal or agent for the goods and services provided to the end user or retailer in a transaction. The Company presents revenue on a gross or net basis based on whether it controls the goods or services provided to the end user or retailer and is the principal (gross), or the Company arranges for other parties to provide the goods or service to the end user or retailer and is an agent (net):
•Goods. The Company acts as an agent of the retailer in the sale of goods to the end user as the Company does not control the goods at any time before they are transferred to the end user. The Company does not pre-purchase or otherwise obtain control of the goods and only benefits from its fee for arranging for the sale of goods by the retailer to the end user. The Company also does not take inventory risk and does not generally have discretion over pricing of the goods.
•Fulfillment services. The Company acts as an agent of the end user in the procurement of fulfillment services from shoppers who are independent contractors. The Company does not control the fulfillment services provided as the Company does not pre-purchase services or otherwise direct shoppers to perform fulfillment services on the Company’s behalf. The Company does not promise fulfillment services to end users at any time. In addition, the Company is not primarily responsible for and does not have inventory risk for the fulfillment services. Although the Company has discretion in establishing the fees paid for the services, this indicator does not alone provide persuasive evidence that the Company controls the fulfillment services.
As an agent, the Company recognizes as revenue the net amount it retains from both the retailer and the end user from a transaction after remitting the purchase value of the goods to the retailer and amounts owed to the shopper for their services.
In limited situations, the Company utilizes its own employees to provide certain fulfillment activities for end users with the related costs of employees recorded within cost of revenue in the consolidated statements of operations.
Taxes collected from end users on behalf of governmental authorities as part of the transaction are recorded on a net basis and excluded from revenue.
End Users
The Company generates revenue from its end users through service and delivery fees for arranging fulfillment services. For each transaction, the Company processes the entire amount of the transaction (i.e., total purchase value of the goods, delivery fees, service fees, applicable sales taxes, and tips) received from the end user and recognizes revenue on a net basis after settling the purchase value of the goods to the retailer and the amounts owed to the shoppers for fulfillment services. Any tips received from the end user for the benefit of shoppers are passed through to the shoppers and are not reflected as revenue or expenses of the Company.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
End users can also purchase monthly or annual Instacart+ (previously referred to as Instacart Express) memberships, which entitle the end user to certain benefits including waived delivery fees and reduced service fees on transactions that exceed a minimum transaction value. Membership fees are paid at commencement of the subscription term. Revenue from membership fees is recognized ratably over the monthly or annual subscription period.
Retailers
The Company generates revenue from retailers through service fees in exchange for providing access to the Company’s technology solution. The services can be provided to retailers either through the Company’s mobile application or website or through dedicated websites created exclusively for the retailers. The Company recognizes revenue as either a per transaction fee, a percentage of the total purchase value from the sale of goods, the difference in price between amounts charged to end users for goods and the actual settlement price to the retailer for those goods, or a combination thereof. Payment for the Company’s services is generally due immediately to 45 days upon receipt of invoice.
From time to time, the Company has issued equity-based instruments to retailers. Refer to Note 3 — Revenue for further discussion.
Revenue Share
The Company generates revenue from partnerships with payment card issuers whereby shoppers use cards issued by the payment card issuers to pay for goods at the retailers’ point-of-sale. The Company earns a revenue share from the payment card issuers for transactions processed through these payment cards and records these amounts in the same period the underlying transaction takes place.
Coupons, Refunds, and Incentives
Coupons, refunds, and incentives offered to end users, shoppers, and retailers arise due to the Company’s business practices. Coupons and incentives provided to end users and shoppers, respectively, are recorded as a reduction of revenue if the Company does not receive a distinct good or service or cannot reasonably estimate the fair value of the good or service received in exchange for the coupon or incentive. In certain cases, refunds are provided to retailers primarily in the form of price concessions. The Company accounts for refunds as variable consideration, which are recorded as a reduction to revenue.
The Company offers several types of coupons and incentives to encourage use of the Company’s services. These are offered in various forms that include:
•Appeasement credits. These coupons are offered to end-users to ensure the satisfaction of the Company’s end user. The Company reduces the revenue recognized in each period by the expected value of the related refunds and appeasement credits.
•Promotional coupons. These coupons are offered to end users to acquire, reengage, or generally increase an end user’s use of the service and are recognized as a reduction of revenue at the time they are redeemed by the end user.
•Referral bonus coupons. These coupons are earned when an existing end user or shopper (“the referrer”) refers a new end user or shopper (“the referred”) to the Company, and the referred places their first transaction through the Company’s technology solution. These referrals are typically paid in the form of a credit given to both the referrer and the referred. The Company records a liability for unused referrer coupons and the corresponding expense as sales and marketing expense at the time the referral is earned by the referrer because the coupon represents either consideration payable to a customer or a shopper in exchange for a distinct good or service (i.e., the referral). Coupons granted to the referred are recorded as incurred as a reduction in the transaction price when the referred places their first transaction.
Refunds are accounted for as variable consideration, and there is limited uncertainty in estimation given the short duration. In certain cases, end user fees received may be less than the amount of refunds, coupons, incentives, and shopper payments applicable to a particular transaction. This shortfall is recorded within revenue in the consolidated statements of operations.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising and Other Revenue
The Company generates revenue from the sale of advertising to companies that are interested in reaching the Company’s end users. The advertising services include Sponsored Product ads, display ads, coupons, and a variety of other online advertising services. The Company’s performance obligation is to continually promote a brand over the duration of the contractual term. Contracts are typically less than one year in duration. The Company recognizes revenue in the amount that it has the right to invoice as advertising services are rendered, which occurs upon delivery of clicks for Sponsored Product ads, upon delivery of impressions or over the contract term on a fixed fee basis for display ads, or upon redemptions of coupons. The Company also offers software subscription services that enhance the online shopping experience to certain retailers and generate an amount of other revenue from software subscriptions that is not material. Revenue is recognized ratably over the subscription period. Payment for the Company’s advertising services is generally due 30 to 90 days upon receipt of invoice.
Practical Expedients

The Company has no significant financing components in its contracts with customers.

The Company applies a practical expedient to costs to obtain these contracts and expenses them as incurred as the amortization period would have been one year or less.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation.
Cost of Revenue
Cost of revenue primarily consists of third-party payment processing fees, expenses related to payment chargebacks, hosting fees, insurance costs attributed to fulfillment, compensation costs of employees primarily involved in fulfillment, depreciation expense, and amortization expense of certain technology-related intangible assets and capitalized internal-use software.
Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
Operations and Support Expense
Operations and support expense primarily consists of compensation costs for employees who support operations, costs of end user and shopper support, the cost of attracting and onboarding new shoppers, allocations of various overhead and occupancy costs, and depreciation and amortization expense.
Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
Research and Development Expense
Research and development expense primarily consists of compensation costs for employees in engineering, third-party consulting fees, allocations of various overhead and occupancy costs, and depreciation and amortization expense.
Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales and Marketing Expense
Sales and marketing expense primarily consists of advertising expenses, compensation costs for sales and marketing employees, third-party consulting fees, allocations of various overhead and occupancy costs, depreciation expense, and amortization expense of customer relationship intangible assets. Advertising expenses primarily include marketing activities such as online advertising, which are expensed as incurred. The Company incurred advertising expenses of $270 million, $426 million, and $388 million for the years ended December 31, 2021, 2022, and 2023, respectively, which is included within sales and marketing expense in the consolidated statements of operations.

Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.

General and Administrative Expense
General and administrative expense primarily consists of compensation costs for administrative employees, including finance and accounting, human resources, policy, legal; third-party consulting costs; allocations of various overhead and occupancy costs; depreciation expense; and amortization expense of patents and trademarks.
Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
Operating Leases
The Company determines if a contract is or contains a lease at inception of the arrangement based on whether it has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether it has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset that the Company does not own. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. Right-of-use assets are recognized based on the lease liability, adjusted for lease incentives received. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”) because the interest rate implicit in most of the Company’s leases is not readily determinable. The IBR is a hypothetical rate based on information available at the lease commencement date, including the Company’s understanding of what interest rate the Company would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized loan, based on the Company’s credit rating and other factors. The Company’s leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term.
Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments may include costs such as common area maintenance, utilities, or other costs. Variable lease payments are recognized within operating expenses in the consolidated statements of operations in the period in which the obligation for those payments is incurred.
The Company does not recognize short-term leases (original expected term of one year or less) on the consolidated balance sheets, and related lease payments are recognized as an expense over the lease term on a straight-line basis. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants. The Company did not have any finance leases for the years ended December 31, 2021, 2022, or 2023.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant. Stock-based compensation expense is recognized ratably over the period during which an employee is required to provide service. The Company estimates the fair value of stock options granted to employees using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (1) the fair value of common stock, (2) the expected stock price volatility, (3) the expected term of the award, (4) the risk-free interest rate, and (5) expected dividends. The Company accounts for forfeitures when they occur. The Black-Scholes assumptions are summarized as follows:
•Fair value of common stock. Prior to the IPO, as the Company’s common stock was not yet publicly traded, the Company was required to estimate the fair value of its common stock, as discussed in “Common Stock Valuations” below. After the Company’s IPO, the fair value is determined using the closing price of the Company’s common stock.
•Expected volatility. As a result of the lack of historical and implied volatility data of the Company’s common stock, the expected stock price volatility has been estimated based on the historical volatilities of a specified group of companies in its industry for a period equal to the expected life of the option. The Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.
•Expected term. The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the stock options’ vesting terms and contractual terms, estimated employee termination behavior, and potential future stock price outcomes.
•Risk-free rate. The expected risk-free rate assumption is based on the U.S. Treasury instruments whose term is consistent with the expected term of the stock options.
•Expected dividend yield. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid dividends and does not expect to do so in the foreseeable future, and as such, the dividend yield has been estimated to be zero.
Service-Based Awards
The Company recognizes compensation expense for employee stock option awards with service-based vesting conditions on a straight-line basis over the requisite service period, which is generally four years, based on the fair value at grant date using the Black-Scholes option pricing model. Compensation expense for restricted stock units (“RSUs”) granted with only service-based vesting conditions is recognized on a straight-line basis over the requisite service period, which is generally two or four years, based on the closing price of the Company’s common stock on the date of grant.

The Company, at times, grants unvested restricted stock to employees of certain acquired companies in lieu of cash consideration. These awards are generally subject to continued post-acquisition employment. Therefore, the Company accounts for these awards as post-acquisition stock-based compensation expense. The Company recognizes stock-based compensation expense equal to the grant date fair value of the restricted stock on a straight-line basis over the requisite service period of the awards, which is generally three years.

Performance-Based Awards

The Company has granted RSUs and restricted stock that vest only upon satisfaction of both service-based and performance-based vesting conditions. The service-based vesting condition for the majority of RSUs and restricted stock is satisfied over a period of four years. The performance-based vesting condition was satisfied upon a qualifying liquidity event defined as the earlier of (i) a combination or disposition transaction provided that such transaction (or series of transactions) qualifies as a change of control, and (ii) the effective date of a registration statement of the Company for an IPO (“liquidity event-based vesting condition”). The liquidity event-based vesting condition was satisfied upon the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO. The Company has also granted RSUs with an additional performance-based vesting condition. The unvested restricted

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock is subject to the Company’s right of repurchase. Refer to Note 12 — Stockholders' Equity (Deficit) for further discussion.
The Company records stock-based compensation expense for performance-based RSUs and restricted stock on an accelerated attribution method over the requisite service period, which is generally four years, and only if performance-based vesting conditions are considered probable to be satisfied.
Market-Based Awards
The Company has granted stock options and RSUs to certain executives to purchase shares of the Company’s voting common stock and non-voting common stock, as applicable, under its 2013 Equity Incentive Plan (the “2013 Plan”) and its 2018 Equity Incentive Plan (the “2018 Plan”), each of which vest only upon the satisfaction of market-based vesting conditions in addition to either service-based vesting conditions or both service-based and performance-based vesting conditions. The market-based vesting conditions are satisfied upon the Company’s achievement of specified future Company valuation amounts, as determined upon the volume-weighted average closing price of the Company’s common stock over a 30-day trading period. The performance-based vesting condition was satisfied upon the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO.
For market-based equity awards, the Company determines the grant-date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected Company valuation amounts.
The Company records stock-based compensation expense for market-based equity awards on an accelerated attribution method over the requisite service period, and for awards containing performance-based vesting conditions, only if performance-based vesting conditions are considered probable of being satisfied. The Company determines the requisite service period by comparing the derived service period to achieve the market-based vesting condition and the explicit time-based service period, using the longer of the two service periods as the requisite service period.
Common Stock Valuations
The fair value of the shares of common stock underlying stock options and RSUs and common and restricted stock issued in connection with business acquisitions has historically been determined by the board of directors as there was no public market for the common stock prior to the effectiveness of the Company’s IPO on September 18, 2023. The board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, sales of the Company’s redeemable convertible preferred stock or common stock by the Company, the Company’s operating and financial performance, secondary transactions involving the Company’s common stock, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors.
Share Repurchase
Share repurchases may be made through a variety of methods, including open market purchases or privately negotiated transactions. Share repurchases are generally recorded on the settlement date. When shares are retired, the value of repurchased shares is deducted from stockholders’ equity through common stock with the excess over par value recorded to accumulated deficit.

Income Taxes

The Company is subject to income taxes in the United States, Canada, Australia, and China. The Company records a provision for income taxes using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income for the years in which those

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.
The Company recognizes tax benefits from uncertain tax positions only if the Company believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company continuously reviews issues raised in connection with ongoing examinations and open tax years to evaluate the adequacy of its tax liabilities. The Company’s policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on its financial condition and results of operations. The provision for income taxes includes the effects of any reserves that management believes are appropriate, as well as the related interest and penalties.
Net Income (Loss) Per Share
The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities, as applicable. The Company considered all series of the redeemable convertible preferred stock issued prior to December 31, 2022 to be participating securities as the holders were entitled to receive non-cumulative dividends on a pari passu basis in the event that a dividend was paid on common stock. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. Under the two-class method, net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock did not have a contractual obligation to share in losses. Immediately prior to the completion of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 167,691,838 shares of voting common stock, all of which were subsequently reclassified into common stock. The Company’s Series A redeemable convertible preferred stock is not considered a participating security for purposes of calculating net income (loss) per share attributable to common stockholders as the holder is not entitled to participate in undistributed earnings with common stockholders.
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders, adjusted for accretion recognized, as applicable, by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders, adjusted for accretion recognized, as applicable, is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because the effect of including potentially dilutive securities is not dilutive.

Recently Adopted Accounting Pronouncements
In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) to clarify and reduce diversity in an entity’s accounting for certain equity transactions affecting the presentation of earnings per share. This guidance requires an entity to treat a modification of an equity-classified warrant that remains equity-classified as an exchange of the original warrant for a new warrant. An entity should measure the effect of a modification as the excess, if any, of the fair value, of the modified warrant and the fair value of that warrant immediately before modification. The Company adopted the provisions of ASU No. 2021-04 on January 1, 2022, which did not have an impact on the consolidated financial statements.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the legacy business combination guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The Company adopted the provisions of ASU No. 2021-08 on January 1, 2022, which did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to enable investors to better understand an entity’s overall performance through enhanced disclosures about significant segment expenses. The guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. This update is effective for all entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. An entity should apply the enhanced segment disclosure requirements retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

3.	Revenue
Disaggregation of Revenue
The following table summarizes the disaggregation of revenue according to type of revenue and is consistent with how the Company evaluates financial performance. The Company believes this depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Year Ended December 31,
	2021	2022	2023

	(in millions)
Transaction	$1,262	$1,811	$2,171
Advertising and other	572	740	871
Total revenue	$1,834	$2,551	$3,042
Revenue by geographic areas based on bill-to location was as follows:

	Year Ended December 31,
	2021	2022	2023

	(in millions)
United States	$1,789	$2,470	$2,936
International (1)	45	81	106
Total revenue	$1,834	$2,551	$3,042
___________
(1) No individual international country represented 10% or more of the Company’s total revenue for the years ended December 31, 2021, 2022, and 2023.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue is primarily comprised of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2022 and 2023 is expected to be recognized within a year. During the years ended December 31, 2022 and 2023, the Company recognized $146 million and $177 million of revenue, respectively, from the deferred revenue balance as of December 31, 2021 and 2022.

There were no material contract assets as of December 31, 2022 or December 31, 2023.
Equity Agreements with Retailers
From time to time, the Company has entered into equity agreements with retailers for the purchase or grant of non-voting common stock warrants and non-voting common stock (collectively, the “Equity Agreements”). These Equity Agreements are generally executed at or near the time of execution of commercial agreements for the Company’s services. In accordance with ASC 606, the Company considers any excess of the fair value of the equity instruments issued over any cash payments received in exchange for the instrument to be consideration paid to the retailers and therefore, a reduction of revenue. In total, the Company recognized reductions to revenue of $5 million and $3 million during the years ended December 31, 2021 and 2022, respectively. Immediately prior to the completion of the IPO, shares of non-voting common stock underlying the Equity Agreements, including shares subject to related warrant agreements, were converted into shares of voting common stock which were subsequently reclassified into an equivalent number of shares of common stock. There were no reductions to revenue during the year ended December 31, 2023.
November 2017 Retailer Warrants
In November 2017, the Company entered into a commercial agreement with a retailer, and in connection with the commercial agreement, the Company entered into a warrant agreement to issue warrants for the purchase of up to 9,289,410 shares of non-voting common stock with an exercise price of $18.52. The warrants vest subject to the achievement of three time-based or performance-based milestones. The first milestone was a time-based milestone in which 5,573,650 shares vest after 36 months have elapsed subsequent to the execution date of the commercial agreement. The second and third milestones were performance-based milestones in which 1,857,880 shares each vest based on achievement of certain performance metrics by the Company. These warrants were exercisable, solely with respect to the shares that have vested in connection with a particular milestone, in whole or in part, and in all cases only prior to the expiration of the warrant. These warrants were exercisable as of the earlier of a Deemed Liquidation Event, defined as the liquidation, dissolution, or wind-up the business, or the consummation of any merger or consolidation or any sale, lease, transfer, exclusive license, or other disposition of all or substantially all the assets of the Company, or the six-year anniversary of the date of the commercial agreement, after a modification of the warrants in October 2022 to extend the expiration period. During the year ended December 31, 2020, the first and second milestones were achieved, and an aggregate of 7,431,530 shares vested.

As of December 31, 2022, 7,431,530 warrants were outstanding, vested, and exercisable. The weighted-average remaining contractual term and the aggregate intrinsic value as of December 31, 2022 of the warrants outstanding and vested was 0.88 years and $87 million, respectively. During the year ended December 31, 2022, no warrants were exercised, cancelled, or expired.

On August 22, 2023, the Company entered into an amendment to provide for the net exercise of the warrants solely in connection with an IPO whereby any shares issued upon exercise would equal the difference in value between the fair value of the shares and the exercise price of the warrants on the exercise date. No reductions to revenue were recorded as there was no change to the fair value of the warrant as a result of the modification. In September 2023, the retailer net exercised warrants to purchase 7,431,530 shares of non-voting common stock in connection with the IPO, which resulted in the net issuance of 2,843,784 shares of non-voting common stock, which were subsequently reclassified into an equivalent number of shares of common stock. During the year ended December 31, 2023, 1,857,880 shares expired related to the third milestone. As of December 31, 2023, there were no warrants outstanding under this warrant agreement.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2018 Retailer Warrants
In July 2018, the Company entered into a warrant agreement with another retailer to issue warrants for the purchase of up to 14,863,040 shares of non-voting common stock with an exercise price of $18.52. The warrants vest subject to achievement of time-based milestones. Vesting commenced on January 1, 2018, the vesting start date, with 3,715,760 shares each vesting on the 12 and 24-month anniversaries of the vesting commencement date and four tranches of 1,857,880 shares each vesting every six months thereafter. The retailer could exercise any or all shares vested for a given milestone on or within 90 days following the date of the milestone being achieved. These warrants expire the earliest of 90 days subsequent to the 48-month anniversary of the warrant agreement, a Deemed Liquidation Event (as defined above), or the date the warrant is no longer eligible to be exercised or vest with respect to any shares.

During the year ended December 31, 2022, 1,857,880 of these warrants vested. During the year ended December 31, 2022, the retailer exercised warrants to purchase 1,857,880 shares of non-voting common stock, at a price of $18.52 per share with total proceeds of $34 million. There were no warrants outstanding under this warrant agreement as of December 31, 2022.
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

During the year ended December 31, 2022, 464,470 shares vested and were issued. None of the shares issuable pursuant to the subscription agreement were cancelled during the year ended December 31, 2022. No shares remain issuable pursuant to this subscription agreement as of December 31, 2022.

4.	Fair Value Measurements
The following tables summarize assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$480	$—	$—	$480
Commercial paper	—	24	—	24
Total cash equivalents	480	24	—	504
Short-term marketable securities
Commercial paper	—	60	—	60
U.S. government and government agency debt securities	—	140	—	140
Corporate debt securities	—	9	—	9
Total short-term marketable securities	—	209	—	209
Long-term marketable securities
U.S. government and government agency debt securities	—	26	—	26
Corporate debt securities	—	2	—	2
Total long-term marketable securities	—	28	—	28
Total	$480	$261	$—	$741

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$1,002	$—	$—	$1,002
U.S. government and government agency debt securities	—	229	—	229
Total cash equivalents	1,002	229	—	1,231
Short-term marketable securities
U.S. government and government agency debt securities	—	47	—	47
Corporate debt securities	—	2	—	2
Total short-term marketable securities	—	49	—	49
Total	$1,002	$278	$—	$1,280

The Company’s investments in commercial paper, U.S. government and government agency debt securities, and corporate debt securities are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly, such as prices obtained from an independent pricing service which may use quoted prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Series A redeemable convertible preferred stock that was issued during the year ended December 31, 2023 represents a non-recurring Level 3 financial measurement at issuance. Refer to Note 11 — Redeemable Convertible Preferred Stock for further discussion.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the years ended December 31, 2022 and 2023.

5.	Investments

The following tables summarize the amortized cost, gross unrealized gains and losses, and aggregate fair value of the Company’s investments in debt securities classified as available-for-sale:

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in millions)
Cash equivalents
Money market funds	$480	$—	$—	$480
Commercial paper	24	—	—	24
Total cash equivalents	504	—	—	504
Short-term marketable securities
Commercial paper	60	—	—	60
U.S. government and government agency debt securities	142	—	(2)	140
Corporate debt securities	9	—	—	9
Total short-term marketable securities	211	—	(2)	209
Long-term marketable securities
U.S. government and government agency debt securities	27	—	(1)	26
Corporate debt securities	2	—	—	2
Total long-term marketable securities	29	—	(1)	28
Total	$744	$—	$(3)	$741

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in millions)
Cash equivalents
Money market funds	$1,002	$—	$—	$1,002
U.S. government and government agency debt securities	229	—	—	229
Total cash equivalents	1,231	—	—	1,231
Short-term marketable securities
U.S. government and government agency debt securities	47	—	—	47
Corporate debt securities	2	—	—	2
Total short-term marketable securities	49	—	—	49
Total	$1,280	$—	$—	$1,280
For the purposes of computing realized and unrealized gains and losses, the cost of investments sold is based on the specific-identification method.
The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual available-for-sale debt securities have been in a continuous unrealized loss position as of December 31, 2022 or 2023:

	As of December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
Commercial paper	$84	$—	$—	$—	$84	$—
U.S. government and government agency debt securities	48	(1)	118	(2)	166	(3)
Corporate debt securities	2	—	9	—	11	—
Total	$134	$(1)	$127	$(2)	$261	$(3)

	As of December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	(in millions)
U.S. government and government agency debt securities	$—	$—	$27	$—	$27	$—
Corporate debt securities	—	—	2	—	2	—
Total	$—	$—	$29	$—	$29	$—

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,
	2022		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$715	$713	$1,280	$1,280
One year through five years	29	28	—	—
Total	$744	$741	$1,280	$1,280

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,
		2022	2023

	(in years)	(in millions)
Computer equipment	3	$15	$17
Furniture and fixtures	5	13	11
Leasehold improvements	2-8	22	22
Capitalized internal-use software	2-5	25	135
Total property and equipment		75	185
Less: accumulated depreciation and amortization		(37)	(50)
Total property and equipment, net		$38	$135

Depreciation and amortization expense related to the Company’s property and equipment, including internal-use software, was $9 million, $13 million, and $16 million for the years ended December 31, 2021, 2022, and 2023, respectively.

The Company capitalized $7 million and $8 million of internal-use software costs, inclusive of an immaterial amount of stock-based compensation expense during the years ended December 2021 and 2022, respectively. During the year ended December 31, 2023, the Company capitalized $110 million of internal-use software costs, inclusive of $56 million of stock-based compensation expense. Amortization expense related to the Company internal-use software, which is recorded within cost of revenue in the consolidated statements of operations, totaled $3 million, $4 million, and $5 million for the years ended December 31, 2021, 2022, and 2023, respectively.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information

The following table summarizes the Company’s long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	As of December 31,
	2022	2023

	(in millions)
United States	$65	$144
Canada	13	22
Other	1	—
Total long-lived assets, net	$79	$166

Long-lived assets consist of property and equipment, net and operating lease right-of-use assets. Long-lived assets attributed to the United States, Canada, and other international geographies are based on the country in which the asset is located.

7.	Business Combinations
Acquisition of Eversight, Inc.

On August 31, 2022, pursuant to a merger agreement, the Company acquired a 100% ownership interest in Eversight, Inc. (“Eversight”), a pricing and promotions platform for the grocery industry, based in the United States. The purpose of the acquisition is to enable the Company to provide a pricing-as-a-service solution for retailers and consumer packaged goods companies.

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

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The overall weighted-average useful life of the identified amortizable intangible assets at the time of acquisition was five years .

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

The contingent consideration is based on the achievement of certain performance goals for the year ending December 31, 2023 and is payable only upon the achievement of those goals. As of the acquisition date, the contingent consideration was valued using the income approach with assumptions including revenue projections and probability of achievement through the performance period. The contingent consideration will be remeasured at each reporting period with changes in fair value recorded within sales and marketing expense in the consolidated statements of operations, given that the contingent consideration is dependent on selling-related activities. For the year ended December 31, 2022 and 2023, the change in fair value of the contingent consideration liability was not material. As of December 31, 2023, the contingent consideration was not due or paid, as the performance goals were not met.

The Company has accounted for this acquisition as a business combination. The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair value

(in millions)
Current assets	$4
Goodwill	28
Intangible assets	21
Total assets acquired	53
Total liabilities assumed	(3)
Net assets acquired	$50

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2023:

Amount

(in millions)
Balance as of January 1, 2022	$263
Additions related to business acquisitions	55
Effect of foreign currency translation	(1)
Balance as of December 31, 2022	$317
Additions related to business acquisitions	—
Effect of foreign currency translation	—
Measurement period adjustments	1
Balance as of December 31, 2023	$318

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets, Net

Intangible assets, net, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$92	$(25)	$67	4.1
Customer relationships	27	(7)	20	3.2
Patents	11	(2)	9	5.8
Other	8	(1)	7	6.3
Total intangible assets, net	$138	$(35)	$103

	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(43)	$48	3.3
Customer relationships	27	(13)	14	2.3
Patents	13	(4)	9	5.5
Other	8	(2)	6	5.9
Total intangible assets, net	$139	$(62)	$77

Amortization expense totaled $7 million, $21 million, and $27 million for the years ended December 31, 2021, 2022, and 2023, respectively.

As of December 31, 2023, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
2024	$26
2025	22
2026	16
2027	7
2028	4
Thereafter	2
Total	$77

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,
	2022	2023

	(in millions)
Accrued losses related to legal matters	$164	$59
Accrued shopper and merchant liability (1)	103	113
Accrued advertising	58	58
Accrued compensation and benefits	35	38
Income and other taxes	17	—
Accrued professional, legal, and contractor services	44	47
Sales and indirect tax payable	25	35
Other	69	101
Total	$515	$451
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

10.	Commitments and Contingencies
Leases
The Company’s leases primarily include corporate offices and warehouse space. The lease terms of operating leases vary from one year to 11 years, with expirations through January 2029. The Company has leases that include one or more options to extend the lease term for up to five years as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Most of these options to extend or terminate the lease do not create a significant economic incentive to extend the lease term and hence are not recognized as part of the Company’s operating lease liabilities and operating lease right-of-use assets. The Company did not modify, enter into, or acquire any material leasing arrangements during the years ended December 31, 2022 or 2023.

The components of lease costs were as follows:

	Year Ended December 31,
	2021	2022	2023

	(in millions)
Operating lease costs	$13	$14	$16
Short-term lease costs	—	—	1
Variable lease costs	1	1	2
Total lease costs	$14	$15	$19

The weighted-average lease term and discount rate were as follows:

	Year Ended December 31,
	2021	2022	2023
Weighted-average remaining lease term (in years)	4.5	3.6	2.8
Weighted-average discount rate	3.87%	3.83%	4.19%

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the future maturities of lease liabilities were as follows:

Amount
Year ending December 31,	(in millions)
2024	$15
2025	15
2026	12
2027	1
2028	—
Thereafter	—
Total undiscounted lease payments	43
Less: imputed interest	(3)
Present value of operating lease liabilities	40
Less: operating lease liabilities, current	(13)
Operating lease liabilities, noncurrent	$27

Sales and Indirect Taxes

The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The Company believes it properly accrues and pays taxes according to its understanding of tax requirements in each taxing jurisdiction; however, it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology solution. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $69 million and $32 million as of December 31, 2022 and 2023, respectively, and is included within other long-term liabilities on the consolidated balance sheets. The Company recognized an expense of $13 million related to these reserves for the year ended December 31, 2021, which is net of a reserve release of $11 million, including interest and penalties, related to a waiver granted to the Company from requirements of the marketplace facilitator law in the State of Texas. The waiver provides that the Company will not be held liable for the collection and remittance of sales tax as a marketplace facilitator retroactive to the effective date of the Texas marketplace facilitator law. The Company recognized a reserve release of $1 million and $35 million related to these reserves for the years ended December 31, 2022 and 2023, respectively. The decrease in reserves during the year ended December 31, 2023 is primarily due to a reserve release of $18 million related to the resolution of a sales and use tax examination with the State of New York. These amounts were recorded within general and administrative expense in the consolidated statements of operations.
Legal Matters
The Company records a liability for legal contingencies when the Company believes that it is both probable that a loss has been incurred and the amount can be estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements. If the Company determines that a loss is either probable or reasonably possible, but the loss or range of loss cannot be estimated, the Company discloses that fact in the consolidated financial statements. Legal fees are expensed as incurred.
Independent Contractor Classification Matters
The Company operates in several jurisdictions where there have been regulations enacted with respect to methods companies should use to classify workers as either independent contractors or employees, such as California, which enacted California Assembly Bill 5 in 2019. The Company believes that it has properly classified its workers in all jurisdictions in which it operates.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has other active legal matters in California and several other jurisdictions, including litigation, government audits, administrative claims, and inquiries, related to its classification of individuals who provide delivery and other fulfillment services as non-employee contractors. These matters involve allegations that certain individuals are misclassified and, as a result, may be due unpaid minimum statutory wages, overtime, expense reimbursement, and certain other payments and protections, among other issues. Courts and agencies handling these matters may rule that the Company cannot engage workers to perform certain tasks, including delivery and other fulfillment services, as independent contractors. In some of these cases, the Company has entered into settlement agreements to resolve the claims without any admission of liability; in others, there is active litigation or proceedings, and several cases are stayed pending the outcome of earlier filed complaints or other legal developments. In October 2022, the Company signed and filed a stipulated judgment with the city attorney for San Diego, California, which was entered by the court in January 2023 and settled the case for $46.5 million. This amount was previously accrued for and was included in the reserve balances noted below as of December 31, 2022 and subsequently paid during the twelve months ended December 31, 2023.

The Company is also involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions, in California, New York, Washington, Pennsylvania, Wisconsin, New Jersey, Florida, and Alaska. The Company believes that it complies with applicable requirements and that shoppers are properly classified as independent contractors; therefore, the Company disputes that it is obligated to provide such additional benefits under state law and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain, such that any reasonably possible loss or range of loss cannot be estimated. However, the results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on the Company’s business, financial conditions, results of operations, and cash flows. In March 2023, the Company entered into a settlement agreement with the California Employment Development Department to resolve disputes concerning alleged unemployment insurance contributions for $32 million. In April 2023, the settlement became effective after the approval by the California Attorney General and an Administrative Law Judge of the California Unemployment Insurance Appeal Board. This amount was previously accrued for and was included in the reserve balances noted below as of December 31, 2022 and subsequently paid during the twelve months ended December 31, 2023.

The Company is also currently involved in several putative class and collective actions, thousands of alleged individual claims, including those brought or threatened to be brought in arbitration or compelled to arbitrate pursuant to our Independent Contractor Agreement, and matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified shoppers as independent contractors and related claims. None of the putative class or collective actions have progressed to or resulted in class certification. Those involving misclassification are stayed pending prior-filed cases or have motions to compel individual arbitration pending in court.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities Litigation

On January 25, 2024, a purported shareholder filed suit against the Company and certain of the Company’s current and former officers and directors in the Northern District of California, on behalf of a putative class of purchasers of the Company’s common stock in its IPO or between September 19, 2023 and October 1, 2023. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s IPO, and seeks damages and attorneys’ fees, among other things. The case is at a very preliminary stage and, at this time, the Company is unable to estimate any range of reasonably possible losses.

Other Litigation Matters

In addition to the matters described above, the Company and its subsidiaries are also routinely subject to actual or threatened legal actions relating to alleged violations of contract, regulatory, environmental, health and safety, employment, intellectual property, data protection and privacy, consumer protection, unfair competition, tax, and other laws and securities and shareholder claims. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and could result in fines, penalties, compensatory damages, or non-monetary relief. The Company does not believe that these matters will have a material adverse effect upon its operations, cash flows, or financial condition.

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the consolidated statements of operations. The total loss recognized related to these claims was $52 million and $44 million for the years ended December 31, 2021 and 2022. During the year ended December 31, 2023, the Company recognized a reserve release related to these claims of $5 million. The reserve balance was $164 million and $59 million as of December 31, 2022 and 2023, respectively, and is included within accrued and other current liabilities on the consolidated balance sheets. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

The Company is also subject from time to time to audits by government agencies in the various jurisdictions in which it operates. To the extent the Company is obligated to make payments in these jurisdictions (other than income taxes), the Company has recorded the related expense within general and administrative expense in the consolidated statements of operations. The results of these audits may result in additional payments, penalties, and interest, and such additional amounts could be material.

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

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company’s IPO, the Restated Certificate became effective, which authorized the issuance of 30,000,000 shares of preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors.

The following table summarizes the Company’s redeemable convertible preferred stock, as of December 31, 2022 and prior to the completion of the Company’s IPO:

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
Series A Redeemable Convertible Preferred Stock

Immediately subsequent to the closing of the IPO in September 2023, the Company authorized and issued 5,833,333 shares of Series A redeemable convertible preferred stock at a price of $30.00 per share for proceeds of $175 million. The Company determined the fair value of the Series A redeemable convertible preferred stock at issuance was $175 million, using a Monte Carlo valuation model. The key assumptions used included the closing price of the Company’s common stock on the issuance date of $30.65, an expected term of approximately seven years, an expected volatility of 54%, and a discount for lack of marketability of 35%.

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

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity (deficit) as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable preferred stock to its redemption value over the period from issuance through redemption date. The accretion was $2 million during the year ended December 31, 2023.

Voting

The Series A redeemable convertible preferred stock confers no voting rights on the holder, except as required by applicable law and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions of the Series A redeemable convertible preferred stock, including the authorization or issuance of equity securities that would rank senior to or pari passu with the Series A redeemable convertible preferred stock (other than, in certain cases, new shares of Series A redeemable convertible preferred stock or new series of preferred stock with substantially similar terms as the Series A redeemable convertible preferred stock) and the declaration or payment of cash dividends on shares other than the Series A redeemable convertible preferred stock in excess a 5% annual dividend yield.

No dividends were declared or paid during the years ended December 31, 2022 and 2023.

12.	Stockholders’ Equity (Deficit)
Stock Repurchase Program

In November 2023, the Company announced that its board of directors approved a share repurchase program with authorization to purchase up to $500 million of the Company’s common stock at management’s discretion and in February 2024, the Company announced that its board of directors approved the repurchase of an additional $500 million of its common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the year ended December 31, 2023, the Company repurchased 1,448,551 shares of its common stock at a weighted-average price of $24.97 per share for a total amount of $36 million and the shares were retired immediately upon repurchase. As of

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, the Company had $464 million available to repurchase shares pursuant to the share repurchase program.

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,
	2022	2023

	(in thousands)
Redeemable convertible preferred stock	167,692	—
Series A redeemable convertible preferred stock	—	5,833
Non-voting common stock warrants	7,431	—
Restricted stock units	57,015	33,459
Exchangeable shares outstanding	689	—
Stock options outstanding	30,033	19,553
Remaining shares available for future issuance	3,628	39,523
Shares available for issuance under the 2023 Employee Stock Purchase Plan	—	7,000
Total	266,488	105,368

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to the rights of the holders of redeemable convertible preferred stock and approval from the holders of the Series A redeemable convertible preferred stock, as applicable. For the years ended December 31, 2022 and 2023, no dividends were declared or paid.
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

In August 2023, the Company’s board of directors adopted the 2023 Plan, which became effective in connection with the IPO. The 2023 Plan provides for grants of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended to the Company’s employees of any parent or subsidiary, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, awards, performance awards, and other forms of awards to the Company’s employees, directors, and consultants, including employees and consultants of the Company’s affiliates. Initially, the maximum number of shares of the Company’s common stock that may be issued under its 2023 Plan will not exceed 114,875,120 shares of the Company’s common stock. In addition, the number of shares of common stock reserved for issuance under the Company’s 2023 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 through January 1, 2033, in an amount equal to (1) 5% of the total number of shares of common stock outstanding on December 31 of the year before the date of each automatic increase or (2) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. The maximum number of shares of the Company’s common stock that may be issued on the exercise of incentive stock options under the Company’s 2023 Plan will be 344,625,360 shares.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following table summarizes the activity related to the Company’s equity incentive plans:

	Shares Available for Future Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in years)	(in millions)
As of January 1, 2023	3,628	30,033	$7.65	4.16	$685
Additional shares reserved	24,800	—
Options exercised	—	(10,476)	$5.87
Options cancelled and forfeited	4	(4)	$3.79
Shares withheld related to net share settlement	20,692	—
Restricted stock units granted	(13,766)	—
Restricted stock units forfeited	3,988	—
Restricted stock cancelled	177	—
As of December 31, 2023	39,523	19,553	$8.60	3.36	$302
Options vested and expected to vest as of December 31, 2023		19,553	$8.60	3.36	$302
Options exercisable as of December 31, 2023		19,432	$8.36	3.34	$302
The total intrinsic value of the stock options exercised during the years ended December 31, 2021, 2022, and 2023 was $93 million, $8 million, and $252 million, respectively. The total fair value of stock options vested was $16 million, $17 million, and $6 million for the years ended December 31, 2021, 2022, and 2023, respectively. The weighted-average grant-date fair value of options granted was $49.80 per share for the year ended December 31, 2021. No options were granted during the years ended December 31, 2022 or 2023.
The fair value of the stock options granted during the year ended December 31, 2021 was determined using the following assumptions:

Year Ended December 31, 2021

Expected term (years)	6.92
Expected volatility	50.71%
Risk-free interest rate	0.71%
Expected dividend yield	—
During the year ended December 31, 2021, the board of directors modified the terms of 1,060,459 stock options granted to certain executives related to the acceleration of the service-based vesting conditions upon involuntary termination of employment in conjunction with a change in control event. No incremental stock-based compensation expense was recorded as a result of the modification related to the stock options.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock
The following table summarizes the activity related to the Company’s restricted stock for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2023	828	$97.99
Granted	—	$—
Vested (1)	(502)	$107.83
Forfeited	—	$—
Unvested and outstanding as of December 31, 2023	326	$82.83
___________
(1) Includes 176,831 shares of common stock underlying restricted stock that were repurchased and cancelled to cover taxes on the settlement of vested restricted stock during the year ended December 31, 2023 and became available for future grants pursuant to the 2023 Plan.

In January 2021, the Company granted restricted stock covering 450,000 shares of the Company’s non-voting common stock to an executive. The restricted stock vests upon satisfaction of both service-based and performance-based vesting conditions. The unvested restricted stock is subject to the Company’s right of repurchase. The service-based vesting condition is satisfied over a period of four years. The performance-based vesting condition will be satisfied upon a qualifying liquidity event defined as the earlier of (i) a combination or disposition transaction provided that such transaction (or series of transactions) qualifies as a change of control, and (ii) the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO. In July 2021, the board of directors modified the terms of the restricted stock related to the acceleration of the service-based vesting conditions upon involuntary termination of employment in conjunction with a change in control event. The modification resulted in the remeasurement of these awards as of the modification date that will result in an incremental stock-based compensation expense of $18 million upon satisfaction of both service-based and performance-based vesting conditions. The grant-date fair value and modification-date fair value of these awards were $79.02 and $119.37 per share, respectively.
During the year ended December 31, 2022, the Company issued restricted stock in connection with business acquisitions. Refer to Note 7 — Business Combinations for further discussion.
The weighted-average grant-date fair value of restricted stock granted in the respective year was $120.33 and $38.37 for the years ended December 31, 2021 and 2022, respectively. The total fair value of restricted stock vested for the years ended December 31, 2021 and 2022 was $3 million and $11 million, respectively.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSUs
The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2023	56,969	$54.85
Granted	13,766	$32.80
Vested (1)	(33,288)	$49.73
Vested and not settled	(4,340)	$51.75
Forfeited	(3,988)	$64.41
Unvested and outstanding as of December 31, 2023	29,119	$49.45
___________
(1) Includes 15,630,667 shares of common stock underlying RSUs that were withheld to cover taxes on the settlement of vested RSUs during the year ended December 31, 2023 and became available for future grants pursuant to the 2023 Plan.
During the year ended December 31, 2021, the Company granted 752,000 RSUs to the Company’s chief executive officer that vest upon satisfaction of both service-based and performance-based vesting conditions. The service-based vesting condition is satisfied over a period of four years. The performance-based vesting condition will be satisfied upon a qualifying liquidity event defined as the earlier of (i) a change of control and (ii) the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the IPO of the Company’s common stock. In addition, to incentivize the chief executive officer to maximize stockholder value, the Company granted the executive 800,000 RSUs that vest upon satisfaction of both the performance-based vesting condition noted above and the achievement of certain market capitalization goals during a specified performance period following the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the IPO of the Company’s common stock, subject in each case to the executive’s continued employment. The executive is also eligible to be granted annual RSU awards through 2025, with the first annual RSU award granted in 2022. In light of the uncertainty that may arise in the event that the Company were to pursue a strategic transaction during the first year of the executive’s employment while the executive is transitioning into the role of chief executive officer, in which case the RSUs noted above may not vest and the executive may not have the opportunity to be granted annual RSU awards, the Company also granted the executive 1,661,538 RSUs that vest upon satisfaction of both service-based vesting conditions and the performance-based vesting condition first noted above. The first service-based vesting condition is satisfied upon the executive’s continued employment over a period of two years following the signing of a qualifying change in control (“CIC”) agreement and is applicable to 50% of the award. The second service-based vesting condition is satisfied upon the executive’s continued employment through the closing of a CIC relating to the qualifying CIC agreement and is applicable to the remaining 50% of the award. If the Company does not enter into a CIC transaction agreement during the first year of the executive’s employment while the executive is transitioning into the role of chief executive officer, all 1,661,538 RSUs will be cancelled. Each of the RSU awards granted to the executive is subject to potential vesting acceleration under certain circumstances.

In May 2022, the chief executive officer elected to voluntarily forfeit 1,661,538 RSUs which would have been eligible to vest following the signing of a qualifying CIC agreement within a specified period as discussed above, pursuant to which the awards were cancelled. No payment or other consideration was provided to the executive for the cancelled RSUs. Given the RSUs were subject to performance-based vesting conditions that were not deemed probable, no stock-based compensation expense was recognized as a result of the cancellation.

During the year ended December 31, 2021, the board of directors modified the terms of an aggregate of 1,952,028 RSUs granted to certain executives and employees related to the acceleration of the service-based vesting conditions in the event of involuntary termination of employment and an aggregate of 10,169,878 RSUs granted to certain employees and other service providers to remove the requirement to continue service with the Company through the date of a liquidity event in order to vest in the RSUs. Additionally, the Company accelerated the service-based vesting of 215,000 RSUs in connection with the termination of employment of executives. The Company has not recorded stock-based compensation expense related to the RSU modifications since the awards are still subject to the performance-based vesting condition that

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
is not deemed probable. However, the RSU modifications resulted in the remeasurement of these awards as of the modification date that will result in an incremental stock-based compensation expense of $165 million upon satisfaction of both the service-based and performance-based vesting conditions. The weighted-average grant-date fair value and weighted-average modification-date fair value of these awards was $106.06 and $119.42 per share, respectively.

In December 2022, the Company granted an aggregate of 2,520,000 RSUs to certain executives that vest upon satisfaction of a performance-based vesting condition and the achievement of certain market capitalization goals during a specified performance period following the date of grant, subject to the respective executive’s continued employment. The performance-based vesting condition will be satisfied upon a qualifying liquidity event defined as the earlier of (i) a change of control and (ii) the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the IPO of the Company’s common stock. Once vested, the shares will be subject to a one-year holding period prior to any sale, transfer, or disposal, subject to certain exceptions. Each of the RSU awards granted to the executives is subject to potential vesting acceleration under certain circumstances.

During the year ended December 31, 2023, the board of directors modified the terms of an aggregate of 702,066 RSUs granted to certain executives related to the acceleration of the service-based vesting conditions upon involuntary termination of employment in conjunction with a change in control event. The modification did not result in any incremental stock-based compensation expense given the fair value of the modified awards immediately after the modification was lower than the grant-date fair value of the original awards.
The weighted-average grant-date fair value of RSUs granted in the respective year was $120.02 and $46.08 per share for the years ended December 31, 2021 and 2022, respectively. The total fair value of RSUs vested for the year ended December 31, 2022 was $5 million. No RSUs vested during the year ended December 31, 2021.
Exchangeable Shares

In connection with the acquisition of Unata in 2018, the Company’s subsidiary, Aspen, issued exchangeable shares that were exchangeable by the holders for the shares of the Company’s non-voting common stock on a one-for-one basis (subject to customary adjustments for stock splits or other reorganizations). The exchangeable shares were legally issued and outstanding. The exchangeable shares were held in escrow until such shares were released to the recipient upon the first, second, and third anniversaries of the issuance date, subject to the continued employment of the recipient.

Holders of the exchangeable shares were entitled to receive dividends economically equivalent to noncumulative dividends declared by the Company with respect to its common stock. The released shares could be exchanged for shares of the Company’s common stock, on a one-to-one basis as adjusted for any dividends or withholding tax obligation, at any time at the Company’s option, or upon certain change of control events including a merger, sale of assets, certain changes in law, or the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the IPO of the Company’s common stock, or automatically on the 10th anniversary of the issuance date. Immediately prior to the IPO, the exchangeable shares were exchanged for shares of the Company’s non-voting common stock, which were converted to shares of voting common stock, and subsequently reclassified into common stock.

The following table summarizes the activity related to the Company’s exchangeable shares for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Outstanding and vested as of January 1, 2023	689	$18.52
Issued	—	$—
Forfeited	(1)	$18.52
Shares exchanged	(688)	$18.52
Outstanding and vested as of December 31, 2023	—	$—

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2023 Employee Stock Purchase Plan

The Company’s board of directors adopted, and the Company's stockholders approved, the 2023 Employee Stock Purchase Plan (“the ESPP”), which became effective immediately prior to the effectiveness of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO. A total of 7,000,000 shares of common stock were initially reserved for sale under the ESPP. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 through January 1, 2033, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the year before the date of the automatic increase and (2) 7,000,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Subject to any limitations contained therein, the ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase common stock at a discounted price per share.

As of December 31, 2023, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors, or its compensation committee under its delegation, as the administrator of the ESPP.

Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations related to stock options, restricted stock, and RSUs, as applicable:

	Year Ended December 31,
	2021	2022	2023

	(in millions)
Cost of revenue	$—	$—	$18
Operations and support	1	—	90
Research and development	9	18	1,800
Sales and marketing	3	4	316
General and administrative	9	11	532
Total stock-based compensation expense (1)	$22	$33	$2,756
___________
(1) The Company recognized $2,581 million of stock-based compensation expense, net of $39 million capitalized related to the development of internal-use software, associated with vested RSUs and certain shares of vested restricted stock as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO. To meet the related tax withholding requirements for the net settlement, net exercise, and cancellation and repurchase, as applicable, of the vested RSUs, for certain vested stock options, and shares of vested restricted stock, the Company withheld or cancelled, as applicable, 20,810,882 of the 43,052,572 shares underlying such equity awards, resulting in the net issuance of 22,241,690 shares of common stock. Based on an IPO price of $30.00 per share, the Company’s tax withholding obligation was $570 million and was paid during the year ended December 31, 2023.

As of December 31, 2023, there was $596 million of unrecognized stock-based compensation expense related to all unvested awards, which is expected to be recognized over a weighted-average period of 2.17 years.
The amount of stock-based compensation capitalized related to the development of internal-use software was not material during the years ended December 31, 2021 and 2022, and $56 million during the year ended December 31, 2023.
The income tax benefit recognized in the consolidated statements of operations related to stock-based awards was not material, $5 million, and $520 million for the years ended December 31, 2021, 2022, and 2023, respectively.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes
The components of income (loss) before provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
	2021	2022	2023

	(in millions)
United States	$(75)	$71	$(2,073)
Foreign	3	—	12
Income (loss) before provision for (benefit from) income taxes	$(72)	$71	$(2,061)

The components of the provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
	2021	2022	2023

	(in millions)
Current:
Federal	$—	$4	$6
State	1	11	11
Foreign	2	1	3
Total current tax expense	3	16	20
Deferred:
Federal	(2)	(287)	(343)
State	—	(86)	(116)
Foreign	—	—	—
Total deferred tax benefit	(2)	(373)	(459)
Total provision for (benefit from) income taxes	$1	$(357)	$(439)

A reconciliation of the Company’s effective tax rate to the U.S. statutory rate was as follows:

	Year Ended December 31,
	2021	2022	2023
U.S. federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	2.1	8.3	4.3
Foreign taxes	(1.5)	(.6)	—
Penalties	(1.0)	0.1	—
Lobbying expenses	(1.4)	3.6	—
Stock-based compensation	3.5	1.3	(7.9)
Equity agreements with retailers	(1.3)	0.8	0.7
Transaction costs	(1.9)	2.6	—
Change in valuation allowance	(57.3)	(507.2)	—
Research and development credits	46.6	(47.6)	4.8
Uncertain tax positions	(8.7)	12.4	(1.2)
Other	(1.5)	1.5	(0.4)
Effective tax rate	(1.4)%	(503.8)%	21.3%

For the years ended December 31, 2021 and 2022, the Company’s provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to the Company maintaining a U.S. valuation allowance on the Company’s deferred tax assets. The valuation allowance was released during the fourth quarter of 2022. For the year ended December 31, 2023, the difference in the effective tax rate is primarily driven by the tax effects of stock-based compensation, including certain restructurings, recognized in connection with the Company’s IPO, as well as

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the generation of research and development tax credits.

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets were as follows:

	As of December 31,
	2022	2023

Deferred tax assets	(in millions)
Net operating loss and tax credit carryforwards	$176	$187
Capitalized research and development	122	377
Legal reserve	42	15
Other accruals and reserves	21	12
Stock-based compensation	30	257
Operating lease liabilities	13	11
Other	3	—
Total gross deferred tax assets	407	859
Less: valuation allowance	(2)	(3)
Total deferred tax assets, net of valuation allowance	405	856
Deferred tax liabilities
Property and equipment and intangible assets	(24)	(17)
Operating lease right-of-use assets	(10)	(9)
Total deferred tax liabilities	(34)	(26)
Net deferred tax assets	$371	$830

The Company regularly assesses the ability to realize deferred tax assets based on the weight of all available evidence, including such factors as the history of recent earnings and expected future taxable income on a jurisdiction-by-jurisdiction basis. Judgment is required in determining whether a valuation allowance should be recorded against deferred tax assets. During the year ended December 31, 2022, after considering these factors, the Company determined that the positive evidence overcame any negative evidence, primarily due to cumulative income in recent years, including the effect of permanent adjustments, continuing and improved profitability, revenue growth, and the expectation of sustained profitability in future periods, and concluded that it was more likely than not that the U.S. federal and state deferred tax assets were realizable. As a result, the Company released the entire valuation allowance of $358 million related to the U.S. federal and state net deferred tax assets during the year ended December 31, 2022. The Company continues to maintain a full valuation allowance against its net deferred tax assets in Australia and a partial valuation allowance against its net deferred tax assets in Canada. During the year ended December 31, 2023, the change in valuation allowance was not material.

As of December 31, 2022 and 2023, the Company had federal net operating loss carryforwards of $410 million and $40 million, respectively. The Company generated $10 million of net operating loss carryforwards were prior to 2018, which will begin to expire starting in 2036. The remaining $30 million will carryforward indefinitely. In addition, the Company had state net operating loss carryforwards of $520 million and $535 million as of December 31, 2022 and 2023, respectively, which will begin to expire in 2025. The Company had foreign net operating and capital loss carryforwards of $7 million and $12 million as of December 31, 2022 and 2023, respectively, which will begin to expire in 2039.

As of December 31, 2022 and 2023, the Company had federal research and development tax credit carryforwards of $49 million and $132 million, respectively, and state research and development tax credit carryforwards of $40 million and $79 million, respectively. The federal research and development tax credits will begin to expire in 2042 if not utilized. The state research and development tax credits have no expiration date.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits (under IRC Section 383), in any taxable year may be limited if it experiences an ownership change. The Company has assessed whether it had an ownership change, as defined by Section 382 of the Code from its formation. Based upon this assessment, no reductions were made to

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company’s net operating losses and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the Company’s net operating losses and tax credit carryforwards.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are required to be capitalized and amortized for U.S. tax purposes, effective January 1, 2022.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31,
	2021	2022	2023

	(in millions)
Unrecognized tax benefits at beginning of period	$10	$18	$30
Gross increases – current period tax positions	9	10	32
Gross increases – prior period tax positions	—	2	1
Gross decreases – current period tax positions	(1)	—	—
Gross decreases – prior period tax positions	—	—	—
Unrecognized tax benefits at end of period	$18	$30	$63

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties within the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has recognized immaterial interest and penalties in the consolidated statements of operations and has not made payments for interest and penalties. As of December 31, 2023, $57 million of unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2022 and 2023 because it intends to permanently reinvest such earnings outside of the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be not material, due to the participation exemption put in place under the 2017 Tax Cuts and Jobs Act. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The Company files income tax returns primarily in the U.S. federal and state jurisdictions and in Canada, China, and Australia. The Company is subject to examination in U.S. federal, various state and local jurisdictions, for all prior years. The examination period for foreign jurisdictions remain open from 2018 onward. There are no jurisdictions currently under examination.

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

Immediately prior to the completion of the IPO, all outstanding shares of the Company’s non-voting common stock were converted into shares of voting common stock, all of which were subsequently reclassified into common stock. The shares issued in the IPO and the shares of common stock issued upon conversion of the then-outstanding shares of redeemable convertible preferred stock in connection with the IPO, as well as vested RSUs, are included in the table below weighted for the period outstanding during the years ended December 31, 2021, 2022, and 2023.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The computation of basic and diluted net income (loss) per share attributable to common stockholders was as follows:

	Year Ended December 31,
	2021	2022	2023

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income (loss)	$(73)	$428	$(1,622)
Less: Undistributed earnings attributable to preferred stockholders	—	(351)	—
Less: Accretion related to Series A redeemable convertible preferred stock	—	—	(2)
Net income (loss) attributable to common stockholders, basic	$(73)	$77	$(1,624)
Add: Undistributed earnings reallocated to common stockholders	—	20	—
Net income (loss) attributable to common stockholders, diluted	$(73)	$97	$(1,624)

Denominator:
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	65,874	71,853	130,616
Weighted-average effect of dilutive securities:
Stock options	—	25,087	—
Non-voting common stock warrants	—	4,527	—
Unvested restricted non-voting common stock	—	2	—
Vested but not settled restricted stock units	—	11	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	65,874	101,480	130,616

Net income (loss) per share attributable to common stockholders:
Basic	$(1.12)	$1.08	$(12.43)
Diluted	$(1.12)	$0.96	$(12.43)

The following potentially dilutive outstanding securities were excluded from the computation of diluted income (loss) per share attributable to common stockholders because their effect was not dilutive:

	As of December 31,
	2021	2022	2023

	(in thousands)
Redeemable convertible preferred stock	167,692	167,692	—
Series A redeemable convertible preferred stock (1)	—	—	6,925
Stock options	30,264	—	19,553
Restricted stock units	—	—	27,229
Non-voting common stock issuable pursuant to a subscription agreement	465	—	—
Unvested restricted non-voting common stock	247	154	326
Non-voting common stock warrants	9,289	—	—
Total	207,957	167,846	54,033
___________
(1) Series A redeemable convertible preferred stock included in the table above considers the Conversion Shortfall, as applicable, as further described in Note 11 — Redeemable Convertible Preferred Stock.

MAPLEBEAR INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	As of December 31,
	2021	2022	2023

	(in thousands)
Restricted stock units	39,450	56,969	1,890
Unvested restricted non-voting common stock	450	450	—
Non-voting common stock warrants	1,858	—	—
Total	41,758	57,419	1,890

15.	Related Party Transactions
The Company is party to agreements with a software vendor, whose executive officer is a member of the Company’s board of directors, whereby the Company primarily pays the vendor usage-based subscription fees for the use of the software. During the years ended December 31, 2021, 2022, and 2023, the amount paid was $28 million, $51 million, and $15 million, respectively, in connection with this software subscription, and $28 million, $28 million, and $25 million, respectively, was included within operating expenses in the consolidated statements of operations. As of December 31, 2022 and 2023, $23 million and $13 million was included within prepaid expenses and other current assets on the consolidated balance sheets, respectively, and no amounts were due to this vendor as of those dates.

16.	Employee Benefit Plan
The Company has a 401(k) plan under which U.S. employees may make voluntary pre-tax and post-tax contributions at their discretion, up to maximum annual contribution limits established by the U.S. Department of Treasury. The Company did not make any contributions to the plan during the year ended December 31, 2021. Beginning January 1, 2022, the Company began matching a portion of employee contributions totaling, $18 million and $17 million for the years ended December 31, 2022 and 2023, respectively. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.

17.	Subsequent Events
In February 2024, the Company’s board of directors authorized the purchase of up to an additional $500 million of the Company’s common stock, bringing the aggregate authorization under the Company’s existing share repurchase plan to $1 billion. In February 2024, the Company also entered into privately negotiated transactions with three shareholders to repurchase 14.4 million shares for an aggregate amount of $390 million. The shares were retired immediately upon repurchase.

On February 9, 2024, the board of directors approved a restructuring plan that includes a reduction of approximately 7% of the Company’s employees. In connection with the plan, the Company estimates that it will incur approximately $19 million to $24 million in non-recurring charges, predominately related to cash expenditures for employee transition and severance payments and employee benefits in the first quarter of 2024.

On February 9, 2024, the Chief Operating Officer (“COO”) informed the Company of her decision to resign from her position as COO of the Company, effective as of March 1, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
During the quarter ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) described below:

On November 21, 2023, Morgan Fong, General Counsel, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Fong’s trading arrangement provides for the sale through February 25, 2025 of (i) up to 139,704 shares of our common stock; (ii) up to 123,304 shares of our common stock subject to restricted stock units previously awarded to Mr. Fong that may vest and be released to him on or prior to February 28, 2025; (iii) a number of shares of our common stock to satisfy tax withholding obligations arising from the exercise of up to 40,000 stock options previously awarded to Mr. Fong and exercisable on or prior to February 28, 2025, which number of shares is not yet determinable; and (iv) up to 220,680 shares of our common stock subject to stock options previously awarded to Mr. Fong and exercisable on or prior to February 28, 2025. The actual number of shares of our common stock that will be released to Mr. Fong upon the vesting of restricted stock units will be reduced by the number of shares withheld by us to satisfy tax withholding obligations arising from the vesting of such restricted stock units and is not yet determinable. The actual number of shares that may be sold pursuant to this trading arrangement is not yet determinable.

On November 22, 2023, Nick Giovanni, Chief Financial Officer and Treasurer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Giovanni’s trading arrangement provides for the sale through February 28, 2025 of up to 240,000 shares of our common stock.

On November 23, 2023, Fidji Simo, Chief Executive Officer and President, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Simo’s trading arrangement provides for the sale through February 28, 2025 of up to 349,000 shares of our common stock.

On December 2, 2023, Asha Sharma, Chief Operating Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Sharma’s trading arrangement provides for the sale through March 31, 2025 of 148,116 shares of our common stock. As previously disclosed, Ms. Sharma has resigned from her position as our Chief Operating Officer, effective as of March 1, 2024.

On December 5, 2023, Alan Ramsay, Chief Accounting Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Ramsay’s trading arrangement provides for the sale through January 31, 2025 of (i) up to 65,163 shares of our common stock and (ii) up to 37,614 shares of our common stock subject to restricted stock units previously awarded to Mr. Ramsay that may vest and be released to him on or prior to January 31, 2025. The actual number of shares of our common stock that will be released to Mr. Ramsay upon the vesting of restricted stock units will be reduced by the number of shares withheld by us to satisfy tax withholding obligations arising from the vesting of such restricted stock units and is not yet determinable. The actual number of shares that may be sold pursuant to this trading arrangement is not yet determinable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

We maintain a Code of Business Conduct and Ethics that applies to all our employees, officers, contractors, and directors, including our principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at investors.instacart.com under “Governance.” We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer, persons performing similar functions, or our directors from provisions in the Code of Business Conduct and Ethics.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.

(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Maplebear Inc.	8-K	001-41805	3.1	9/22/2023
3.2	Certificate of Designation of Series A Convertible Preferred Stock.	8-K	001-41805	3.2	9/22/2023
3.3	Amended and Restated Bylaws of Maplebear Inc.	S-1/A	333-274213	3.4	9/11/2023
4.1	Ninth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated February 26, 2021.	S-1	333-274213	4.2	8/25/2023
4.2	Description of Securities.					X
4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-274213	4.1	8/25/2023
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-274213	10.1	8/25/2023
10.2	Maplebear Inc. 2013 Equity Incentive Plan and related form agreements.	S-1/A	333-274213	10.2	9/11/2023
10.3	Maplebear Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-274213	10.3	9/11/2023
10.4	Maplebear Inc. 2023 Equity Incentive Plan and related form agreements.	S-1/A	333-274213	10.4	9/15/2023
10.5	Maplebear Inc. 2023 Employee Stock Purchase Plan.	S-1/A	333-274213	10.5	9/15/2023
10.6	Maplebear Inc. Non-Employee Director Compensation Policy.	S-1	333-274213	10.6	8/25/2023
10.7	Maplebear Inc. Severance and Change in Control Plan and related participation agreement.	S-1	333-274213	10.7	8/25/2023
10.8	Maplebear Inc. Executive Performance Bonus Plan.	S-1	333-274213	10.8	8/25/2023
10.9	Form of Confirmatory Offer Letter Agreement entered into between the Registrant and certain of its executive officers.	S-1	333-274213	10.9	8/25/2023
10.10	Amended and Restated Offer Letter Agreement between the Registrant and Fidji Simo, dated December 7, 2022.	S-1	333-274213	10.10	8/25/2023

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Office Lease Agreement between the Registrant and 50 Beale Street LLC, dated May 12, 2015, as amended through May 15, 2019.	S-1	333-274213	10.12	8/25/2023
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature pages).					X
31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1*	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
___________
* The certifications furnished herewith are deemed to accompany this Annual Report on Form 10-K and are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on March 5, 2024.

MAPLEBEAR INC.

Date:	March 5, 2024	By:	/s/ Fidji Simo
Fidji Simo
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fidji Simo, Nick Giovanni, and Morgan Fong, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fidji Simo	Chief Executive Officer and Director	March 5, 2024
Fidji Simo	(Principal Executive Officer)

/s/ Nick Giovanni	Chief Financial Officer	March 5, 2024
Nick Giovanni	(Principal Financial Officer)

/s/ Alan Ramsay	Chief Accounting Officer	March 5, 2024
Alan Ramsay	(Principal Accounting Officer)

/s/ Ravi Gupta	Director	March 5, 2024
Ravi Gupta

/s/ Jeffrey Jordan	Director	March 5, 2024
Jeffrey Jordan

/s/ Meredith Kopit Levien	Director	March 5, 2024
Meredith Kopit Levien

Signature	Title	Date

/s/ Barry McCarthy	Director	March 5, 2024
Barry McCarthy

/s/ Michael Moritz	Director	March 5, 2024
Michael Moritz

/s/ Lily Sarafan	Director	March 5, 2024
Lily Sarafan

/s/ Frank Slootman	Director	March 5, 2024
Frank Slootman

/s/ Daniel Sundheim	Director	March 5, 2024
Daniel Sundheim