Form 10-Q
period 2024-03-31
Maplebear Inc.
filed 2024-05-10
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had outstanding 264,699,304 shares of common stock, par value $0.0001 per share, as of April 30, 2024.

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
•our ability to identify, complete, and meet anticipated business and financial outcomes from acquisitions and partnerships that complement and expand the functionality of Instacart and our offerings;
•our prices and pricing methodologies and our expectations for the impact of pricing on our competitive position and our financial results;
•our ability to successfully defend litigation and government proceedings brought against us;
•the implications from any judicial, administrative, or legal proceeding that changes our current relationship with shoppers, and the potential impacts on our business operations, our business model, fulfillment strategies, and financial performance;
•our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States and internationally;
•our reliance on key personnel and our ability to attract, maintain, and retain management and skilled personnel;

•our expectations concerning relationships with third parties; and
•our expectations regarding our share repurchase program.

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
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company,” and “Instacart” refer to Maplebear Inc. and its consolidated subsidiaries.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	As of December 31,	As of March 31,
	2023	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,137	$1,514
Short-term marketable securities	49	20
Accounts receivable, net of allowance of $4 and $7, respectively	853	917
Restricted cash and cash equivalents, current	137	124
Prepaid expenses and other current assets	129	132
Total current assets	3,305	2,707
Restricted cash and cash equivalents, noncurrent	19	19
Property and equipment, net	135	153
Operating lease right-of-use assets	31	28
Intangible assets, net	77	71
Goodwill	318	318
Deferred tax assets, net	830	789
Other assets	12	12
Total assets	$4,727	$4,097
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72	$49
Accrued and other current liabilities	451	442
Operating lease liabilities, current	13	13
Deferred revenue	197	212
Total current liabilities	733	716
Operating lease liabilities, noncurrent	27	23
Other long-term liabilities	40	38
Total liabilities	800	777
Commitments and contingencies (Note 9)
Series A redeemable convertible preferred stock; $0.0001 par value per share; 5,833 shares authorized, issued, and outstanding as of December 31, 2023 and March 31, 2024	177	179
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 24,167 shares authorized as of December 31, 2023 and March 31, 2024; zero shares issued and outstanding as of December 31, 2023 and March 31, 2024	—	—
Common stock, $0.0001 par value per share; 2,000,000 shares authorized as of December 31, 2023 and March 31, 2024; 279,046, and 265,729 shares issued and outstanding as of December 31, 2023 and March 31, 2024, respectively	—	—
Additional paid-in capital	6,382	6,363
Accumulated other comprehensive income (loss)	3	(2)
Accumulated deficit	(2,635)	(3,220)
Total stockholders’ equity	3,750	3,141
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$4,727	$4,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2024

Revenue	$759	$820
Cost of revenue	177	206
Gross profit	582	614
Operating expenses:
Operations and support	67	73
Research and development	127	115
Sales and marketing	161	184
General and administrative	77	98
Total operating expenses	432	470
Income from operations	150	144
Other expense, net	—	(1)
Interest income	14	22
Income before provision for income taxes	164	165
Provision for income taxes	36	35
Net income	$128	$130
Undistributed earnings attributable to preferred stockholders	(128)	—
Accretion related to Series A redeemable convertible preferred stock	—	(2)
Net income attributable to common stockholders, basic	$—	$128
Accretion related to Series A redeemable convertible preferred stock	—	2
Net income attributable to common stockholders, diluted	$—	$130
Net income per share attributable to common stockholders:
Basic	$—	$0.47
Diluted	$—	$0.43
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	72,179	274,763
Diluted	72,179	302,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2024

Net income	$128	$130
Other comprehensive income (loss):
Net unrealized gain on available-for-sale marketable securities, net of tax	2	—
Change in foreign currency translation adjustments	(1)	(5)
Total other comprehensive income (loss)	1	(5)
Comprehensive income	$129	$125

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Exchangeable Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	167,302	$2,822	72,230	$—	689	$—	$918	$(5)	$(977)	$(64)
Exercise of common stock options	—	—	98	—	—	—	—	—	—	—
Issuance of non-voting common stock upon settlement of restricted stock units	—	—	46	—	—	—	—	—	—	—
Non-voting common stock withheld or cancelled for tax obligation and net settlement	—	—	(23)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5	—	—	5
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1)	—	(1)
Net unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	—	—	128	128
Balances at March 31, 2023	167,302	$2,822	72,351	$—	689	$—	$923	$(4)	$(849)	$70

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	5,833	$177	279,046	$—	$6,382	$3	$(2,635)	$3,750
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	7,409	—	—	—	—	—
Exercise of common stock options	—	—	7,719	—	49	—	—	49
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(3,040)	—	(83)	—	—	(83)
Stock-based compensation	—	—	—	—	17	—	—	17
Foreign currency translation adjustments	—	—	—	—	—	(5)	—	(5)
Repurchase and retirement of common stock	—	—	(25,405)	—	—	—	(715)	(715)
Net income	—	—	—	—	—	—	130	130
Balances at March 31, 2024	5,833	$179	265,729	$—	$6,363	$(2)	$(3,220)	$3,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2024

OPERATING ACTIVITIES
Net income	$128	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11	12
Stock-based compensation expense	5	9
Provision for bad debts	4	8
Amortization of operating lease right-of-use assets	3	3
Deferred income taxes	6	41
Other	2	1
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(11)	(73)
Prepaid expenses and other assets	11	(2)
Accounts payable	(54)	(25)
Accrued and other current liabilities	(50)	(9)
Deferred revenue	18	16
Operating lease liabilities	(4)	(4)
Other long-term liabilities	1	(2)
Net cash provided by operating activities	70	105
INVESTING ACTIVITIES
Maturities of marketable securities	51	28
Purchases of property and equipment, including capitalized internal-use software	(9)	(14)
Purchases of patents	—	(1)
Net cash provided by investing activities	42	13
FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	—	(83)
Proceeds from exercise of stock options	—	49
Deferred offering costs paid	(1)	—
Repurchases of common stock	—	(715)
Other financing activities	—	(1)
Net cash used in financing activities	(1)	(750)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	—	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	111	(636)
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	1,599	2,293
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$1,710	$1,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of tax refunds	$—	$1
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$—	$8
Changes in accrued purchases of property and equipment, including capitalized internal-use software	$—	$2
Accretion of Series A redeemable convertible preferred stock	$—	$2
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,616	$1,514
Restricted cash and cash equivalents, current	75	124
Restricted cash and cash equivalents, noncurrent	19	19
Total cash, cash equivalents, and restricted cash and cash equivalents	$1,710	$1,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Business
Description of Business
Maplebear Inc., doing business as (“DBA”) Instacart (the “Company”), was incorporated in Delaware on August 3, 2012 and is headquartered in San Francisco, California. The Company is a diversified technology business that operates a technology solution that enables connections and transactions among end users, retailers, advertisers, and shoppers mainly throughout the United States and Canada. End users are provided the ability to transact with retailers for grocery and non-grocery items and with shoppers to pick and deliver the items on the end user’s behalf. Retailers contract with the Company to have their goods available for search, selection, and purchase, generally for a percentage of the total purchase value from the sale of goods, on a fee per transaction basis, or some combination thereof. Advertisers have the opportunity to purchase Sponsored Product ads, display ads, coupons, and a variety of other online advertising services. Shoppers use the Company’s technology solution for fulfillment or delivery service opportunities primarily on a fee per batch basis. The vast majority of shoppers are full-service shoppers, who are independent contractors that pick and deliver orders. The remaining shoppers are primarily in-store shoppers, who are the Company’s employees and only engage in various in-store duties, including picking orders, and do not engage in any delivery services. The Company also sells software-as-a-service offerings primarily targeted at retailers and charges fees for such offerings.

2.	Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023, which can be found in the Company’s Annual Report on Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP.

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

There have been no significant changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods covered by the financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, (i) revenue recognition, including revenue-related reserves, (ii) stock-based compensation, (iii) valuation of the Company’s equity awards, (iv) legal and other loss contingencies, (v) income taxes, and (vi) capitalized internal-use

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
software. The Company determines its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates, and these differences may be material to the condensed consolidated financial statements.

The Company has considered the impacts of macroeconomic trends affecting the Company’s markets and industry such as higher inflation, rising interest rates, the effects of supply chain challenges, cessation of government aid programs, geopolitical conflicts, and uncertainty regarding an economic recession and associated decreases in consumer discretionary income, on the assumptions and inputs supporting certain of the Company’s estimates, assumptions, and judgments. The level of uncertainties and volatility in the global financial markets and economies, as well as the uncertainties related to these macroeconomic factors, geopolitical environment, and their effects on the Company’s operations and financial performance, means that these estimates may change in future periods as new events occur and additional information is obtained.
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

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its consolidated financial statements or disclosures.

3.	Revenue
Disaggregation of Revenue
The following table summarizes the disaggregation of revenue according to type of revenue and is consistent with how the Company evaluates financial performance. The Company believes this depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2023	2024

	(in millions)
Transaction	$559	$603
Advertising and other	200	217
Total revenue	$759	$820

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue by geographic areas based on bill-to location was as follows:

	Three Months Ended March 31,
	2023	2024

	(in millions)
United States	$735	$787
International (1)	24	33
Total revenue	$759	$820
___________
(1) No individual international country represented 10% or more of the Company’s total revenue for the three months ended March 31, 2023 and 2024.
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue is primarily comprised of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2023 and March 31, 2024 is expected to be recognized within a year. During the three months ended March 31, 2023 and 2024, the Company recognized $82 million and $88 million of revenue, respectively, from the deferred revenue balance as of December 31, 2022 and 2023.

There were no material contract assets as of December 31, 2023 or March 31, 2024.
Concentrations of Credit Risk
No customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2023 and one customer accounted for 10% of the Company’s accounts receivable as of March 31, 2024.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$570	$—	$—	$570
U.S. government and government agency debt securities	—	101	—	101
Total cash equivalents	570	101	—	671
Short-term marketable securities
U.S. government and government agency debt securities	—	18	—	18
Corporate debt securities	—	2	—	2
Total short-term marketable securities	—	20	—	20
Total	$570	$121	$—	$691

The Company’s investments in U.S. government and government agency debt securities and corporate debt securities are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly, such as prices obtained from an independent pricing service which may use quoted prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Series A redeemable convertible preferred stock that was issued during the year ended December 31, 2023 represents a non-recurring Level 3 financial measurement at issuance. Refer to Note 10 — Redeemable Convertible Preferred Stock for further discussion.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three months ended March 31, 2023 or 2024.

5.	Investments

The following tables summarize the amortized cost, gross unrealized gains and losses, and aggregate fair value of the Company’s investments in debt securities classified as available-for-sale:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in millions)
Cash equivalents
Money market funds	1,002	—	—	1,002
U.S. government and government agency debt securities	229	—	—	229
Total cash equivalents	1,231	—	—	1,231
Short-term marketable securities
U.S. government and government agency debt securities	47	—	—	47
Corporate debt securities	2	—	—	2
Total short-term marketable securities	49	—	—	49
Total	$1,280	$—	$—	$1,280

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in millions)
Cash equivalents
Money market funds	570	—	—	570
U.S. government and government agency debt securities	101	—	—	101
Total cash equivalents	671	—	—	671
Short-term marketable securities
U.S. government and government agency debt securities	18	—	—	18
Corporate debt securities	2	—	—	2
Total short-term marketable securities	20	—	—	20
Total	$691	$—	$—	$691
For the purposes of computing realized and unrealized gains and losses, the cost of investments sold is based on the specific-identification method. The unrealized losses on the Company’s availability-for-sale debt securities as of December 31, 2023 and March 31, 2024 were immaterial.
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,		As of March 31,
	2023		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$1,280	$1,280	$691	$691
Total	$1,280	$1,280	$691	$691

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,	As of March 31,
		2023	2024

	(in years)	(in millions)
Computer equipment	3	$17	$17
Furniture and fixtures	5	11	10
Leasehold improvements	2-8	22	22
Capitalized internal-use software	2-5	135	157
Total property and equipment		185	206
Less: accumulated depreciation and amortization		(50)	(53)
Total property and equipment, net		$135	$153

Depreciation expense related to the Company’s property and equipment was $3 million and $2 million for the three months ended March 31, 2023 and 2024, respectively. Amortization expense related to the Company’s internal-use software, which is primarily recorded within cost of revenue in the condensed consolidated statements of operations, was $1 million and $3 million for the three months ended March 31, 2023 and 2024, respectively.

During the three months ended March 31, 2023 and 2024, the Company capitalized $7 million and $22 million of internal-use software costs, inclusive of an immaterial amount and $8 million of stock-based compensation expense.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic Information
The following table summarizes the Company’s long-lived assets, net of accumulated depreciation and amortization, by geographic area:

	As of December 31,	As of March 31,
	2023	2024

	(in millions)
United States	$144	$158
Canada	22	23
Total long-lived assets, net	$166	$181

Long-lived assets consist of property and equipment, net and operating lease right-of-use assets. Long-lived assets are attributed based on the country in which the asset is located.

7.	Goodwill and Intangible Assets, Net
Goodwill

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2024.

Intangible Assets, Net

Intangible assets, net, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(43)	$48	3.3
Customer relationships	27	(13)	14	2.3
Patents	13	(4)	9	5.5
Other	8	(2)	6	5.9
Total intangible assets, net	$139	$(62)	$77

	As of March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(47)	$44	3.2
Customer relationships	27	(15)	12	2.1
Patents	14	(4)	10	5.3
Other	8	(3)	5	5.9
Total intangible assets, net	$140	$(69)	$71

Amortization expense totaled $7 million and $7 million for the three months ended March 31, 2023 and 2024, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2024, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
Remainder of 2024	$19
2025	22
2026	17
2027	7
2028	4
Thereafter	2
Total	$71

8.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,	As of March 31,
	2023	2024

	(in millions)
Accrued legal and regulatory matters	$59	$61
Accrued shopper and merchant liability (1)	113	111
Accrued advertising	58	55
Accrued compensation and benefits	38	39
Accrued professional, legal, and contractor services	47	40
Sales and indirect tax liabilities	35	29
Insurance reserves	32	40
Other	69	67
Total	$451	$442
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

9.	Commitments and Contingencies
Leases
The Company’s leases primarily include corporate offices and warehouse space. The lease terms of operating leases vary from one year to 11 years, with expirations through January 2029. The Company has leases that include one or more options to extend the lease term for up to five years, as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Most of these options to extend or terminate the lease do not create a significant economic incentive to extend the lease term and hence are not recognized as part of the Company’s operating lease liabilities and operating lease right-of-use assets. The Company did not modify, enter into, or acquire any material leasing arrangements during the three months ended March 31, 2023 or 2024.

Sales and Indirect Taxes

The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The Company believes it properly accrues and pays taxes according to its understanding of the tax requirements in each taxing

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
jurisdiction; however it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology solution. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion of an audit examination with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $32 million and $30 million as of December 31, 2023 and March 31, 2024, respectively, and is included within other long-term liabilities on the condensed consolidated balance sheets. The Company recognized an expense of $1 million related to these reserves for three months ended March 31, 2023, and a reserve release of $1 million for the three months ended March 31, 2024. These amounts were recorded within general and administrative expense in the condensed consolidated statements of operations.
Legal Matters
The outcomes of the Company’s legal proceedings are inherently unpredictable and subject to significant uncertainties. The Company records a liability for legal contingencies when the Company believes that it is both probable that a loss has been incurred and the amount can be estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the condensed consolidated financial statements. If the Company determines that a loss is either probable or reasonably possible, but the loss or range of loss cannot be estimated, the Company discloses that fact in the condensed consolidated financial statements. Until the final resolution of legal matters, there may be an exposure to a material loss in excess of the amount recorded. Legal fees are expensed as incurred.
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

Further, on December 16, 2020, the California state ballot initiative, Proposition 22, which provides a framework that offers legal certainty regarding the status of independent workers offering delivery services in California and protects worker flexibility, the quality of on-demand work, and access to benefits for those who qualify, among other things, became effective. The Company provides appropriate worker benefits and other protections in accordance with Proposition 22, including guaranteed minimum earnings, healthcare subsidies, insurance, and safety trainings. On August 20, 2021, a judge in Alameda County Superior Court granted a writ that orders the State of California to not enforce Proposition 22 on the ground that it is unconstitutional. On March 13, 2023, the appellate court largely reversed the superior court and effectively upheld Proposition 22. Plaintiffs have appealed the decision to the California Supreme Court, and a hearing has been scheduled for May 21, 2024. If the appellate court ruling is reversed by the California Supreme Court, the Company will face legal uncertainty over whether it can properly classify shoppers in California as independent contractors as it currently does. If shoppers are determined to be employees under U.S. federal or state law, or under the laws of other jurisdictions in which the Company operates, including as a result of litigation, this would likely require the Company to significantly alter its existing business model and would likely result in increases to its costs related to shoppers and decreases in the breadth of its offerings and geographic coverage. Further, if the Company changes its offerings or increases customer fees as a result of the increased costs, such changes may result in lower order volumes, which in turn would have an adverse effect on the Company’s business, financial condition, and results of operations.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
admission of liability; in others, there is active litigation or proceedings, and several cases are stayed pending the outcome of earlier filed complaints or other legal developments.
The Company is also involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions, in Alaska, California, Florida, New Jersey, New York, Pennsylvania, Washington, and Wisconsin. The Company believes that it complies with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, the Company disputes that it is obligated to provide such additional benefits under state law and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain, such that any reasonably possible loss or range of loss cannot be estimated. However, the results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on the Company’s business, financial conditions, results of operations, and cash flows. In March 2023, the Company entered into a settlement agreement with the California Employment Development Department to resolve disputes concerning alleged unemployment insurance contributions for $32 million. In April 2023, the settlement became effective after the approval by the California Attorney General and an Administrative Law Judge of the California Unemployment Insurance Appeal Board. This amount was previously accrued for and subsequently paid during the year ended December 31, 2023.

The Company is also currently involved in several putative class and collective actions, thousands of alleged individual claims, including those brought or threatened to be brought in arbitration or compelled to arbitrate pursuant to our independent contractor agreements, and matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified shoppers as independent contractors and related claims. None of the putative class or collective actions have progressed to or resulted in class certification. Those involving misclassification are stayed pending prior-filed cases or have motions to compel individual arbitration pending in court.

Securities Litigation

On January 25, 2024, a purported shareholder filed suit against the Company and certain of the Company’s current and former officers and directors in the Northern District of California, on behalf of a putative class of purchasers of the Company’s common stock in its initial public offering (“IPO”) or between September 19, 2023 and October 1, 2023. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s IPO, and seeks damages and attorneys’ fees, among other things. The case is at a very preliminary stage and, at this time, the Company is unable to estimate any range of reasonably possible losses.

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

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the condensed consolidated statements of operations. During the three months ended March 31, 2023 and 2024, the Company recognized a loss related to these claims of $2 million and $3 million, respectively. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

The Company is also subject from time to time to audits by government agencies in the various jurisdictions in which it operates. To the extent the Company is obligated to make payments in these jurisdictions (other than income taxes), the

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

10.	Redeemable Convertible Preferred Stock
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable preferred stock to its redemption value over the period from issuance through redemption date. The accretion was $2 million during the three months ended March 31, 2024.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
No dividends were declared or paid during the three months ended March 31, 2023 or 2024.

11.	Stockholders' Equity
Stock Repurchase Program

In November 2023, the Company’s board of directors authorized a $500 million share repurchase program and in February 2024, the Company’s board of directors approved an additional $500 million of share repurchases under the Company’s existing share repurchase program. During the three months ended March 31, 2024, the Company repurchased a total of 25,405,396 shares of its common stock at a weighted-average price of $28.14 per share for an aggregate amount of $715 million. The amount of shares repurchased included 14,395,994 shares repurchased in privately negotiated transactions with three shareholders in February 2024 for an aggregate amount of $390 million. The shares were retired immediately upon repurchase. As of March 31, 2024, the Company had $249 million remaining available to repurchase shares pursuant to the share repurchase program.

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,	As of March 31,
	2023	2024

	(in thousands)
Series A redeemable convertible preferred stock	5,833	5,833
Restricted stock units	33,459	22,928
Stock options outstanding	19,553	11,834
Remaining shares available for future issuance	39,523	59,637
Shares available for issuance under the 2023 Employee Stock Purchase Plan	7,000	9,790
Total	105,368	110,022

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to the rights of the holders of redeemable convertible preferred stock and approval from the holders of the Series A redeemable convertible preferred stock, as applicable. No dividends were declared or paid during the three months ended March 31, 2023 or 2024.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
The following table summarizes the activity related to the Company’s equity incentive plans:

	Shares Available for Future Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in years)	(in millions)
As of January 1, 2024	39,523	19,553	$8.60	3.36	$302
Additional shares reserved	13,952	—
Options exercised	—	(7,719)	$6.35
Shares withheld related to net share settlement	3,040	—
Restricted stock units granted	(443)	—
Restricted stock units forfeited	3,565	—
As of March 31, 2024	59,637	11,834	$10.07	3.18	$327
Options vested and expected to vest as of March 31, 2024		11,834	$10.07	3.18	$327
Options exercisable as of March 31, 2024		11,741	$9.77	3.15	$327
The total intrinsic value of the stock options exercised during the three months ended March 31, 2023 and 2024 was $3 million and $179 million, respectively. The total fair value of stock options vested during the three months ended March 31, 2023 and 2024 was $1 million and $1 million, respectively. No options were granted during the three months ended March 31, 2023 or 2024.
Restricted Stock
The following table summarizes the activity related to the Company’s restricted stock for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2024	326	$82.83
Vested	(50)	120.48
Unvested and outstanding as of March 31, 2024	276	$76.08

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
RSUs
The following table summarizes the activity related to the Company’s RSUs for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2024	29,119	$49.45
Granted	443	31.39
Vested	(3,069)	53.91
Vested and not settled	(300)	63.46
Forfeited	(3,565)	51.45
Unvested and outstanding as of March 31, 2024	22,628	$47.93
Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations related to stock options, restricted stock, and RSUs, as applicable:

	Three Months Ended March 31,
	2023	2024

	(in millions)
Cost of revenue	$—	$2
Operations and support	—	—
Research and development	2	(21)
Sales and marketing	1	9
General and administrative	2	19
Total stock-based compensation expense (1)	$5	$9
___________
(1) Stock-based compensation expense for the three months ended March 31, 2024 includes a benefit of $4 million, $79 million, $8 million, and $4 million for operations and support, research and development, sales and marketing, and general and administrative, respectively, related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures during the three months ended March 31, 2024 and for terminated employees in connection with the restructuring plan.

As of March 31, 2024, there was $412 million of unrecognized stock-based compensation expense related to all unvested equity awards, which is expected to be recognized over a weighted-average period of 1.84 years.

The amount of stock-based compensation capitalized related to the development of internal-use software was immaterial and $8 million during the three months ended March 31, 2023 and 2024, respectively.
The income tax benefit recognized related to equity awards was not material during the three months ended March 31, 2023 and the income tax expense recognized related to equity awards was $3 million during the three months ended March 31, 2024.

12.	Income Taxes
The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.

The Company’s effective tax rates for each period presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company’s effective tax rate was 22.1% and 21.1% for the three months ended March 31, 2023 and 2024, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended March 31, 2023 and 2024, the Company’s provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in foreign jurisdictions.

13.	Net Income per Share Attributable to Common Stockholders
Prior to the IPO, the rights, including the liquidation and dividend rights, of the holders of voting and non-voting common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net income per share attributable to common stockholders were, therefore, the same for both voting and non-voting common stock on an individual or combined basis.

The computation of basic and diluted net income per share attributable to common stockholders was as follows:

	Three Months Ended March 31,
	2023	2024

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$128	$130
Less: Undistributed earnings attributable to preferred stockholders	(128)	—
Less: Accretion related to Series A redeemable convertible preferred stock	—	(2)
Net income attributable to common stockholders, basic	$—	$128
Add: Accretion related to Series A redeemable convertible preferred stock	—	2
Net income attributable to common stockholders, diluted	$—	$130

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	72,179	274,763
Weighted-average effect of dilutive securities:
Redeemable convertible preferred stock	—	6,136
Stock options	—	11,642
Restricted stock units	—	9,585
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	72,179	302,126

Net income per share attributable to common stockholders:
Basic	$—	$0.47
Diluted	$—	$0.43

The following potentially dilutive outstanding securities were excluded from the computation of diluted income per share attributable to common stockholders because their effect was not dilutive:

	Three Months Ended March 31,
	2023	2024

	(in thousands)
Redeemable convertible preferred stock	167,692	—
Stock options	29,935	450
Restricted stock units	—	1,358
Unvested restricted non-voting common stock	352	276
Non-voting common stock warrants	7,431	—
Total	205,410	2,084

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	Three Months Ended March 31,
	2023	2024

	(in thousands)
Restricted stock units	56,865	1,350
Unvested restricted non-voting common stock	450	—
Total	57,315	1,350

14.	Related Party Transactions
The Company is party to agreements with a software vendor, whose former executive officer is a member of the Company’s board of directors, whereby the Company primarily pays the vendor usage-based subscription fees for the use of the software. No amounts were paid in connection with this software subscription during the three months ended March 31, 2023 and 2024. During the three months ended March 31, 2023 and 2024, $5 million and $8 million, respectively, was included within operating expenses in the condensed consolidated statements of operations. As of December 31, 2023 and March 31, 2024, $13 million and $4 million was included within prepaid expenses and other current assets on the condensed consolidated balance sheets, respectively, and no amounts were due to this vendor as of those dates. Subsequent to the executive officer’s resignation on February 27, 2024, the software vendor is no longer a related party.

15.	Restructuring
On February 9, 2024, the Company initiated restructuring actions with respect to its workforce intended to improve operational efficiencies and better align the Company’s organizational structure with current business needs, top strategic priorities, and key growth initiatives. The plan included the reduction of approximately 250 employees, or 7% of the Company’s employees.

During the three months ended March 31, 2024, the Company recognized $18 million in restructuring charges related to cash expenditures for severance payments and other termination benefits. The Company also recognized an immaterial amount of stock-based compensation expense related to the accelerated vesting of equity awards, which was offset by a $46 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring. The restructuring costs are recognized within the condensed consolidated statements of operations for the three months ended March 31, 2024 as follows:

Severance and related costs

(in millions)
Operations and support	2
Research and development	9
Sales and marketing	3
General and administrative	4
Total	$18

As of March 31, 2024, the liabilities relating to the remaining restructuring charges were $3 million and are included within accrued and other current liabilities on the condensed consolidated balance sheet.

16.	Subsequent Events
On May 7, 2024, Nick Giovanni informed the Company of his decision to resign from his position as Chief Financial Officer of the Company, effective immediately following the filing of the Company’s Quarterly Report on Form 10-Q for

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the quarter ended March 31, 2024 (“Effective Date”). In connection with Mr. Giovanni’s resignation, the Company appointed Emily Reuter to serve as the Company’s Chief Financial Officer, effective as of the Effective Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion contains forward-looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Instacart is powering the future of grocery through technology. We partner with retailers to help them successfully navigate the digital transformation of their businesses.
Instacart was founded in 2012 to bring the grocery industry online and help make grocery shopping effortless. We started by understanding what consumers want and then built enterprise-grade technologies that allow retailers to meet those needs. Instacart invented a new model for online grocery shopping by offering consumers on-demand delivery from the stores they know and trust. Retailers reach customers through both Instacart Marketplace, where customers can shop from their favorite retailers through our app or website, and retailers’ owned and operated online storefronts that are powered by Instacart Enterprise Platform, our end-to-end technology solution encompassing e-commerce, fulfillment, Connected Stores, ads and marketing, and insights.

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

Shopper Classification Developments

The state of the law regarding independent contractor status of Instacart shoppers varies from jurisdiction to jurisdiction and among governmental agencies and is subject to change based on court decisions, administrative or agency determinations, new or changing regulations, and other legal and regulatory proceedings.

Some jurisdictions have adopted, and may adopt in the future, regulations that impact whether we can or should classify shoppers as independent contractors. For example, in California, the state ballot initiative Proposition 22, which became effective on December 16, 2020, provides a framework that offers legal certainty regarding the status of independent workers offering delivery services and protects worker flexibility, the quality of on-demand work, and access to benefits for those who qualify. However, on August 20, 2021, a judge in Alameda County Superior Court granted a writ that, if upheld, would order the State of California not to enforce Proposition 22 on the ground that it is unconstitutional. The California Attorney General filed an appeal, and on March 13, 2023, the appellate court largely reversed the superior court and effectively upheld Proposition 22. Plaintiffs have appealed the decision to the California Supreme Court and a hearing has been scheduled for May 21, 2024.

If the appellate court ruling is reversed by the California Supreme Court, we will face legal uncertainty over whether we can properly classify shoppers in California as independent contractors as we currently do. A judgment, settlement, or order issued by a court or governmental body or otherwise in connection with any judicial, administrative, or legal proceeding that results in Instacart being prohibited from continuing to use independent-contractor shoppers in the manner we currently do in California would materially impair our business, growth, and results of operations due to our adoption of one or more alternative fulfillment strategies and the associated costs that would be required. Such change would impair our ability to innovate upon and expand our offerings, which could also have a material adverse effect on our results of operations and future growth. Further, if we increase customer fees or charges as a result of increased costs resulting from shoppers being classified as employees or alternative fulfillment strategies we may implement, we may experience customer dissatisfaction with such increased fees, which could result in significant decreases in orders, GTV, and revenue. We also may not be able to maintain adequate shopper supply as shoppers may choose not to engage with Instacart given the loss of flexibility under an employment model, and a majority of the shoppers currently on Instacart may not want to work as employees, which could impact orders, GTV, and revenue. Additionally, if we are unable to fully offset any additional costs incurred in connection with compliance efforts, our results of operations may be adversely affected. We may take additional actions that we determine are in the best interests of our business, customers, partners, and growth strategy, including potential cessation of operations in certain service areas in California if we determine that operating in such service areas is ultimately too costly or burdensome. The full impact of any reversal of the appellate court ruling by the California Supreme Court and the subsequent enforcement actions by courts, and resulting actions that we may take in response or preemptively, remain highly uncertain and cannot be accurately predicted.

In addition, if we are prohibited from continuing to use independent-contractor shoppers in the manner we currently do in California, this may impact our current financial statement presentation including revenue and cost of revenue as further described in Note 2 — Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023.

We expect continuing challenges to the independent contractor classification of shoppers who use Instacart, or the imposition of additional requirements on the use of contractors, in California and in other jurisdictions. See the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—If the contractor status of shoppers who use Instacart is successfully challenged, or if additional requirements are placed on our engagement of independent contractors, we may face adverse business, financial, tax, legal, and other consequences.”

Macroeconomic Impacts

Our business, financial condition, and key business metrics have been, and are expected to continue to be impacted by recent macroeconomic trends affecting our markets and industry such as higher inflation, rising interest rates, the effects of supply chain challenges, cessation of government aid programs, geopolitical conflicts, uncertainty regarding an economic recession and associated decreases in consumer discretionary income, and the effects of severe weather patterns. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures and rising interest rates, as well as cessation of government aid, have adversely impacted and continue to adversely impact order volumes, customer acquisition and retention, changing consumer preferences, and demand for premium or discretionary grocery purchases.

Restructuring Plan

On February 9, 2024, we announced a restructuring plan, including a reduction of approximately 250 employees, most of which was completed during the first quarter of 2024. As a result of our restructuring plan, we expect to generate cost savings within operating expenses for fiscal year 2024, compared to fiscal year 2023, which we expect to reinvest into the business to drive profitable growth. See further details in Note 15 — Restructuring included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
	2023	2024	% Change

	(in millions, except percentages)
Orders	66.6	72.8	9%
GTV	$7,465	$8,319	11%
Revenue	$759	$820	8%
Gross profit	$582	$614	5%
Gross margin	77%	75%
Gross profit as a percent of GTV	7.8%	7.4%
Net income	$128	$130	2%
Net income as a percent of revenue	17%	16%
Net income as a percent of GTV	1.7%	1.6%
Adjusted EBITDA (1)	$169	$198	17%
Adjusted EBITDA margin (1)	22%	24%
Adjusted EBITDA as a percent of GTV (1)	2.3%	2.4%
___________
(1) Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin are non-GAAP financial measures. For more information regarding our use of these measures and reconciliation to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “—Non-GAAP Financial Measures.”

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

In the first quarter of 2024, orders increased to 72.8 million, or 9% growth compared to the same quarter in 2023. The increase in orders was driven primarily by increased engagement from new and existing customers.

Gross Transaction Value

We define GTV as the value of the products sold based on prices shown on Instacart, in addition to applicable taxes, deposits and other local fees, customer tips, which go directly to shoppers, customer fees, which include flat subscription fees related to Instacart+ that are charged monthly or annually, and other fees. GTV consists of orders completed through Instacart Marketplace or services that are part of the Instacart Enterprise Platform. We believe that GTV indicates the health of our business, including our ability to drive revenue and profits, and the value we provide to our constituents. We have experienced and expect to continue to experience fluctuations in GTV growth over the near term.

In the first quarter of 2024, GTV increased to $8,319, or 11% growth compared to the same quarter of 2023, driven primarily by the increase in orders and, to a lesser extent, higher average order value. GTV growth was driven by seasonality, including increased demand for our offerings in times of inclement weather, and an extra day in the first quarter of 2024 due to leap day.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In the first quarter of 2024, gross profit increased to $614 million, or 5% growth, compared to the same quarter of 2023, primarily driven by the increase in transaction revenue. Gross margin decreased from 77% in the first quarter of 2023 to 75% in the first quarter of 2024, primarily driven by a decrease in transaction revenue as a percent of GTV as transaction revenue in the first quarter of 2023 benefited from significant fulfillment efficiencies and lower customer incentives.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income, adjusted to exclude (i) provision for income taxes, (ii) interest income, (iii) other expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) acquisition-related expenses, and (x) restructuring charges. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “—Non-GAAP Financial Measures.”

In the first quarter of 2024, Adjusted EBITDA increased to $198 million, or 17% growth compared to the same quarter of 2023, primarily driven by revenue growth and efficiencies within adjusted total operating expenses. Our Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

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
•retailers (i) through service fees in exchange for connecting retailers with customers to facilitate transactions on Instacart Marketplace and (ii) for orders placed through retailers’ owned and operated online storefronts powered by Instacart Enterprise Platform; and
•revenue share agreements with third parties that supply payment cards to Instacart shoppers for in-store use.
Transaction revenue is recognized upon transfer of control of services, net of the purchase value of the goods remitted to retailers and payments to shoppers for their services (including any shopper incentives), coupons, consumer incentives, and refunds. We expect transaction revenue from customer and retailer fees to fluctuate from time to time as a result of customer and retailer fee optimizations and changes in the mix of customer use cases and fulfillment options. We also expect the amounts of payments to shoppers, coupons, consumer and shopper incentives, and refunds to fluctuate over time depending on a number of factors. For example, implementation of additional fulfillment options or shifts in our ability to use full-service shoppers, as well as fulfillment efficiencies, such as changes in our batch rate, average time spent per order, shopper tenure, and shopper pay optimization, could result in fluctuations in our transaction revenue. In addition, periods of elevated customer demand have resulted in and can in the future result in increased shopper incentives and degradation of order quality due to higher rates of out of stock items and other delays, which in turn generally lead to more appeasement credits and refunds. Furthermore, our overall marketing strategy will impact the spend mix between activities that are recorded as reductions of revenue, such as promotions and consumer incentives, and activities that are recorded as sales and marketing expense, such as paid marketing and referrer credits. In certain cases, reductions of revenue can be more than fees received from retailers and customers. As a result of these factors, transaction revenue as a percent of GTV may fluctuate over time.
Advertising and Other Revenue
We generate advertising and other revenue primarily from:
•the sale of advertising services to brands that are interested in reaching customers; and
•certain retailers for use of our software-as-a-service solution through Instacart Enterprise Platform that enhances the omnichannel shopping experience, with revenue recognized ratably over the subscription period.

Advertising revenue is recognized upon delivery of clicks for Sponsored Product ads, upon delivery of impressions or over the contract term on a fixed fee basis for display ads, or upon redemptions of coupons. Advertising and other revenue has historically been, and is expected to continue to be, seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. In addition, we expect our advertising and other revenue growth rate and advertising and other investment rate (which we define as advertising and other revenue in a given period divided by GTV in such period) to continue to fluctuate, particularly during periods of acceleration or decreases in our GTV growth or periods in which we may generate more GTV growth from sources where we historically do not provide advertising. We expect our advertising and other revenue growth to fluctuate in the near term due to the macroeconomic factors described above and changes in brand partner spend in response to our GTV growth trends, which may occur on a delayed basis.
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
We expect cost of revenue, exclusive of stock-based compensation expense, will increase on an absolute dollar basis and vary from period to period as a percent of revenue as we continue to grow our operations.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percent of total revenue. Our gross margin has varied and will continue to vary from period to period based on a number of factors, including (1) changes in revenue mix, changes in the mix of order type due to changes in mix of use cases and fulfillment options, consumer shopping behaviors, average order values, customer fee optimization, and levels of consumer incentives, (2) operational efficiencies, (3) negotiations with our retail partners, third-party payment processors, and hosting providers, and (4) macroeconomic factors as discussed above. As we continue to expand across fulfillment options and consumer use cases, we also expect to incur additional types of costs, such as certain labor costs, that can impact both our cost of revenue and profitability trends in the future. Additionally, we expect fluctuations in transaction revenue and advertising and other revenue as described above.
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
Operations and support expense, exclusive of stock-based compensation expense, may increase on an absolute dollar basis and vary from period to period as a percent of revenue and as a percent of GTV as we continue to invest in our operations and may hire additional employees, third-party consultants, and contractors to support our operations.
Research and Development Expense
Research and development expense primarily consists of compensation costs for our engineering employees, third-party consulting fees, allocations of various overhead and occupancy costs, and depreciation and amortization expense. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
Research and development expense, exclusive of stock-based compensation expense, may increase on an absolute dollar basis and vary from period to period as a percent of revenue and as a percent of GTV as we continue to invest in research and development activities relating to ongoing improvements to, and maintenance of, our offerings, including the hiring of engineering, product development, and design employees to support these efforts.
Sales and Marketing Expense
Sales and marketing expense primarily consists of advertising expenses, such as paid marketing, compensation costs for sales and marketing employees, third-party consulting fees, allocations of various overhead and occupancy costs, depreciation expense, and amortization expense of customer relationship intangible assets. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
Sales and marketing expense, exclusive of stock-based compensation expense, may increase on an absolute dollar basis and vary as a percent of revenue, and as a percent of GTV as we continue to invest in sales and marketing to attract and increase the engagement of constituents on Instacart and increase our brand awareness. While we expect sales and marketing expense to be one of our largest operating expenses for the foreseeable future, the trend and timing of our sales and marketing expense will depend in large part on the timing and magnitude of our marketing campaigns.
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
General and administrative expense, exclusive of stock-based compensation expense, may increase on an absolute dollar basis and vary from period to period as a percent of revenue and as a percent of GTV as we continue to invest in processes, systems, and controls to enable our internal support functions to scale with the growth of our business.
In April 2023 and 2024, certain employees elected to receive cash in lieu of a portion of certain future equity awards to be granted by our board of directors, and as a result, we expect cash compensation expense and stock-based compensation expense within operations and support, research and development, sales and marketing, and general and administrative expense to fluctuate through the second quarter of 2024 and 2025, respectively.
Other Expense, Net
Other expense, net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency.
Interest Income
Interest income consists primarily of interest earned on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities.
Provision for Income Taxes
The provision for income taxes consists primarily of income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct business. Our provision for income taxes differs from the U.S. federal statutory income tax rate primarily due to the tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in U.S. states and foreign jurisdictions. Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.
On January 31, 2024, the 2024 Tax Extenders Bill (the “Extenders”) legislation was passed by the U.S. House of Representatives and advanced to the U.S. Senate. The Extenders could retroactively reinstate Section 174 expensing for certain research and experimental expenditures, and extend 100% bonus depreciation, among other changes. We are monitoring these developments and evaluating the potential impact on our results of operations.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2024

	(in millions)
Revenue	$759	$820
Cost of revenue (1)(2)	177	206
Gross profit	582	614
Operating expenses:
Operations and support (1)(2)	67	73
Research and development (1)(2)	127	115
Sales and marketing (1)(2)	161	184
General and administrative (1)(2)	77	98
Total operating expenses	432	470
Income from operations	150	144
Other expense, net	—	(1)
Interest income	14	22
Income before provision for income taxes	164	165
Provision for income taxes	36	35
Net income	$128	$130

(1) Amounts include depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2023	2024

	(in millions)
Cost of revenue	$6	$7
Operations and support	1	1
Research and development	1	1
Sales and marketing	2	2
General and administrative	1	1
Total depreciation and amortization expense	$11	$12

(2) Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2024

	(in millions)
Cost of revenue	$—	$2
Operations and support	—	—
Research and development	2	(21)
Sales and marketing	1	9
General and administrative	2	19
Total stock-based compensation expense	$5	$9

The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue.

	Three Months Ended March 31,
	2023	2024

	(as a percent of revenue)(1)
Revenue	100%	100%
Cost of revenue	23	25
Gross profit	77	75
Operating expenses:
Operations and support	9	9
Research and development	17	14
Sales and marketing	21	22
General and administrative	10	12
Total operating expenses	57	57
Income from operations	20	18
Other expense, net	—	—
Interest income	2	3
Income before provision for income taxes	22	20
Provision for income taxes	5	4
Net income	17%	16%
___________
(1) Totals of percent of revenue may not foot due to rounding.

Comparison of the Three Months Ended March 31, 2023 and 2024

Revenue

	Three Months Ended March 31,
	2023	2024	$ Change	% Change

	(in millions)
Transaction	$559	$603	$44	8%
Advertising and other	200	217	17	9%
Total revenue	$759	$820	$61	8%

The increase in transaction revenue in the first quarter of 2024, compared to the same period of 2023, was primarily driven by growth in GTV, which grew 11%, partially offset by increased investments in consumer incentives in the first quarter of 2024

The increase in advertising and other revenue during the first quarter of 2024, compared to the same period of 2023, was primarily driven by an increase in advertising volume, partially offset by changes in spend by certain of our brand partners in response to macroeconomic uncertainty and changes in our brand partners’ businesses and performance. Advertising and other investment rate decreased by 7 basis points to 2.6% during the first quarter of 2024, compared to the same period of 2023, as GTV grew faster than advertising and other revenue.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2023	2024	$ Change	% Change

	(in millions, except percentages)
Cost of revenue	$177	$206	$29	16%
Gross profit	$582	$614	$32	5%
Gross margin	77%	75%

The increase in cost of revenue in the first quarter of 2024, compared to the same period of 2023, was primarily due to an increase of $13 million in credit card processing fees, $8 million in delivery-related insurance costs, and $8 million in customer success and professional services costs.

The increase in gross profit during the first quarter of 2024, compared to the same period of 2023, was primarily driven by the increase in transaction revenue due to the factors described above. The decrease in gross margin during the first quarter of 2024, compared to the same period of 2023, was primarily driven by a decrease in transaction revenue as a percent of GTV as the first quarter of 2023 benefited from significant fulfillment efficiencies and lower customer incentives.

Operations and Support

	Three Months Ended March 31,
	2023	2024	$ Change	% Change

	(in millions, except percentages)
Operations and support	$67	$73	$6	9%
Percent of revenue	9%	9%

The increase in operations and support expense in the first quarter of 2024, compared to the same period in 2023, was not material.

Research and Development Expense

	Three Months Ended March 31,
	2023	2024	$ Change	% Change

	(in millions, except percentages)
Research and development	$127	$115	$(12)	(9)%
Percent of revenue	17%	14%

The decrease in research and development expense in the first quarter of 2024, compared to the same period in 2023, was primarily due to a decrease of $4 million in compensation costs, primarily driven by an increase in stock-based compensation expense and restructuring charges including severance and other benefits, which was more than offset by a benefit of $79 million related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with the restructuring plan, and an increase of $14 million in capitalized software development costs.

Sales and Marketing Expense

	Three Months Ended March 31,
	2023	2024	$ Change	% Change

	(in millions, except percentages)
Sales and marketing	$161	$184	$23	14%
Percent of revenue	21%	22%

The increase in sales and marketing expense in the first quarter of 2024, compared to the same period in 2023, was primarily due to an increase of $16 million in compensation costs, primarily driven by an increase in stock-based compensation expense and restructuring charges including severance and other benefits, partially offset by a benefit of $8 million related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring, and an increase of $7 million in marketing costs.

General and Administrative Expense

	Three Months Ended March 31,
	2023	2024	$ Change	% Change

	(in millions, except percentages)
General and administrative	$77	$98	$21	27%
Percent of revenue	10%	12%

The increase in general and administrative expense in the first quarter of 2024, compared to the same period of 2023, was primarily due to an increase of $19 million in compensation costs, primarily driven by an increase in stock-based compensation expense and restructuring charges including severance and other benefits, partially offset by a benefit of $4 million related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring.

Interest Income

	Three Months Ended March 31,
	2023	2024	$ Change	% Change

	(in millions)
Interest income	$14	$22	$8	57%

The increase in interest income in the first quarter of 2024, compared to the same period of 2023, was primarily due to higher average interest rates earned on our cash and cash equivalents, restricted cash and cash equivalents, and short-term investments.

Provision for Income Taxes

	Three Months Ended March 31,
	2023	2024	$ Change	% Change

	(in millions)
Provision for income taxes	$36	$35	$(1)	(3)%

The decrease in the provision for income taxes during the first quarter of 2024, compared to the same period of 2023 was not material.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

We use Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, Adjusted EBITDA margin, adjusted cost of revenue, adjusted cost of revenue as a percent of GTV, adjusted operations and support expense, adjusted operations and support expense as a percent of GTV, adjusted research and development expense, adjusted research and development expense as a percent of GTV, adjusted sales and marketing expense, adjusted sales and marketing expense as a percent of GTV, adjusted general and administrative expense, adjusted general and administrative expense as a percent of GTV, adjusted total operating expenses, and adjusted total operating expenses as a percent of GTV (collectively “Non-GAAP Measures”) in conjunction with GAAP measures to assess performance, to inform the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to discuss our business and financial performance with our board of directors. We believe that these Non-GAAP Measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these Non-GAAP Measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these Non-GAAP Measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.

Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Thus, our Non-GAAP Measures should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.

We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view our Non-GAAP Measures in conjunction with their respective most directly comparable financial measure calculated in accordance with GAAP.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income, adjusted to exclude (i) provision for income taxes, (ii) interest income, (iii) other expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) acquisition-related expenses, and (x) restructuring charges. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.

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

Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin should not be considered as alternatives to net income, net income as a percent of GTV, net income as a percent of revenue, or any other measure of financial performance calculated and presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin rather than net income, net income as a percent of GTV, and net income as a percent of revenue, which are the most directly comparable GAAP measures. Some of these limitations are that each of Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin:

•excludes stock-based compensation expense;
•excludes payroll taxes related to stock-based compensation expense;
•excludes depreciation and amortization expense, and although these are non-cash expenses, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
•excludes restructuring charges;
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

In the third quarter of 2023, employer payroll taxes related to the vesting and settlement of certain equity awards in connection with our IPO were excluded from our calculation of Adjusted EBITDA. Starting in the fourth quarter of 2023 and going forward, we excluded employer payroll taxes related to the vesting and settlement of equity awards from our calculation of Adjusted EBITDA. We have historically excluded stock-based compensation expense from Adjusted EBITDA, and management believes that excluding the related payroll tax expense is important and consistent, as such payroll tax expense is directly impacted by unpredictable fluctuations in our stock price and therefore may not be indicative of our core operating performance. Prior period comparative amounts were not material and were not recast to conform to this new presentation.

Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure. Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended March 31,
	2023	2024

	(in millions, except percentages)
Net income	$128	$130
Add (deduct):
Provision for income taxes	36	35
Interest income	(14)	(22)
Other expense, net	—	1
Depreciation and amortization expense	11	12
Stock-based compensation expense (1)	5	9
Payroll taxes related to stock-based compensation (2)	—	13
Certain legal and regulatory accruals and settlements, net (3)	1	3
Reserves for sales and other indirect taxes (4)	1	(1)
Acquisition-related expenses	1	—
Restructuring charges (5)	—	18
Adjusted EBITDA	$169	$198
GTV	$7,465	$8,319
Net income as a percent of GTV	1.7%	1.6%
Adjusted EBITDA as a percent of GTV	2.3%	2.4%
Revenue	$759	$820
Net income as a percent of revenue	17%	16%
Adjusted EBITDA margin	22%	24%
___________
(1) The first quarter of 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with the restructuring plan.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents certain legal, regulatory, and policy expenses related to worker classification matters.
(4) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(5) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Adjusted Cost of Revenue and Adjusted Cost of Revenue as a Percent of GTV

We define adjusted cost of revenue as cost of revenue excluding depreciation and amortization expense, and stock-based compensation expense. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature.

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Three Months Ended March 31,
	2023	2024

	(in millions, except percentages)
Cost of revenue	$177	$206
Adjusted to exclude the following:
Depreciation and amortization expense	(6)	(7)
Stock-based compensation expense	—	(2)
Adjusted cost of revenue	$171	$197
Cost of revenue as a percent of GTV	2.4%	2.5%
Adjusted cost of revenue as a percent of GTV	2.3%	2.4%

Adjusted Operations and Support and Adjusted Operations and Support as a Percent of GTV

We define adjusted operations and support expense as operations and support expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, and restructuring charges. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards and restructuring charges as these are not indicative of our operating performance.

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Three Months Ended March 31,
	2023	2024

	(in millions, except percentages)
Operations and support	$67	$73
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)
Stock-based compensation expense (1)	—	—
Payroll taxes related to stock-based compensation (2)	—	(1)
Restructuring charges (3)	—	(2)
Adjusted operations and support	$66	$69
Operations and support as a percent of GTV	0.9%	0.9%
Adjusted operations and support as a percent of GTV	0.9%	0.8%
___________
(1) Stock-based compensation expense for the first quarter of 2024 was offset by a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Adjusted Research and Development and Adjusted Research and Development as a Percent of GTV

We define adjusted research and development expense as research and development expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, and restructuring charges. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature and we exclude payroll taxes related to the vesting and settlement of certain equity awards, and restructuring charges as these are not indicative of our operating performance.

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended March 31,
	2023	2024

	(in millions, except percentages)
Research and development	$127	$115
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)
Stock-based compensation expense (1)	(2)	21
Payroll taxes related to stock-based compensation (2)	—	(8)
Restructuring charges (3)	—	(9)
Adjusted research and development	$124	$118
Research and development as a percent of GTV	1.7%	1.4%
Adjusted research and development as a percent of GTV	1.7%	1.4%
___________
(1) The first quarter of 2024 includes a $79 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024, and for terminated employees in connection with the restructuring plan.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Adjusted Sales and Marketing and Adjusted Sales and Marketing as a Percent of GTV

We define adjusted sales and marketing expense as sales and marketing expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, acquisition-related expenses, and restructuring charges. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature and we exclude payroll taxes related to the vesting and settlement of certain equity awards, acquisition-related expenses, and restructuring charges as these are not indicative of our operating performance.

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended March 31,
	2023	2024

	(in millions, except percentages)
Sales and marketing	$161	$184
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)
Stock-based compensation expense (1)	(1)	(9)
Payroll taxes related to stock-based compensation (2)	—	(2)
Acquisition-related expenses	(1)	—
Restructuring charges (3)	—	(3)
Adjusted sales and marketing	$157	$168
Sales and marketing as a percent of GTV	2.2%	2.2%
Adjusted sales and marketing as a percent of GTV	2.1%	2.0%
___________
(1) The first quarter of 2024 includes an $8 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Adjusted General and Administrative and Adjusted General and Administrative as a Percent of GTV

We define adjusted general and administrative expense as general and administrative expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, and restructuring charges. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, and restructuring charges as these are not indicative of our operating performance.

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended March 31,
	2023	2024

	(in millions, except percentages)
General and administrative	$77	$98
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)
Stock-based compensation expense (1)	(2)	(19)
Payroll taxes related to stock-based compensation (2)	—	(2)
Certain legal and regulatory accruals and settlements, net (3)	(1)	(3)
Reserves for sales and other indirect taxes (4)	(1)	1
Restructuring charges (5)	—	(4)
Adjusted general and administrative	$72	$70
General and administrative as a percent of GTV	1.0%	1.2%
Adjusted general and administrative as a percent of GTV	1.0%	0.8%
___________
(1) The first quarter of 2024 includes a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents certain legal, regulatory, and policy expenses related to worker classification matters.
(4) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(5) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Adjusted Total Operating Expenses and Adjusted Total Operating Expenses as a Percent of GTV

We define adjusted total operating expenses as the sum of adjusted operations and support expense, adjusted research and development expense, adjusted sales and marketing expense, and adjusted general and administrative expense. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, and restructuring charges as these are not indicative of our operating performance.

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Three Months Ended March 31,
	2023	2024

	(in millions, except percentages)
Total operating expenses	$432	$470
Adjusted to exclude to the following:
Depreciation and amortization expense	(5)	(5)
Stock-based compensation expense (1)	(5)	(7)
Payroll taxes related to stock-based compensation (2)	—	(13)
Certain legal and regulatory accruals and settlements, net (3)	(1)	(3)
Reserves for sales and other indirect taxes (4)	(1)	1
Acquisition-related expenses	(1)	—
Restructuring charges (5)	—	(18)
Adjusted total operating expenses	$419	$425
Total operating expenses as a percent of GTV (6)	5.8%	5.6%
Adjusted total operating expenses as a percent of GTV (6)	5.6%	5.1%
___________
(1) The first quarter of 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with the restructuring plan.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents certain legal, regulatory, and policy expenses related to worker classification matters.
(4) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(5) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
(6) Totals of percent of GTV may not foot due to rounding.

Liquidity and Capital Resources

Since our founding, we have financed our operations primarily through the net proceeds we have received from the issuance of equity securities and through fees received from retailers, customers, and brands. As of March 31, 2024, we had cash and cash equivalents of $1.5 billion and marketable securities of $20 million which were primarily held for working capital purposes.

Since our founding, we have primarily generated losses from our operations as reflected in our accumulated deficit of $3.2 billion as of March 31, 2024. While we generated positive cash flows from operating activities during the year ended December 31, 2022 and 2023 and during the three months ended March 31, 2024, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

Our working capital and operating cash flows fluctuated and continue to fluctuate significantly from period to period as a result of new initiatives, the timing of payments made to and/or received from retailers, shoppers, and vendors, and certain transaction types, such as those involving EBT SNAP and alcohol sales, which have a more significant impact on our working capital and operating cash flow due to the variability, magnitude, and timing of retailer reimbursements. Additionally, we make substantial weekly payments to shoppers on Tuesdays and Sundays for services delivered on Instacart and, therefore, we expect our reported cash and cash flows from operating activities to be impacted based on the day of the week of each reporting period. Furthermore, due to the timing of funding to a certain payment card issuer, we may experience an increase in short-term liabilities based on the day of the week of each reporting period.

In November 2023, our board of directors authorized a share repurchase program to purchase up to an aggregate of $500 million of our common stock and in February 2024, our board of directors authorized the repurchase of an additional $500 million of our common stock. During the three months ended March 31, 2024, we repurchased and subsequently retired 25 million shares of our common stock for an aggregate purchase price of $715 million under the share repurchase program. The amount of shares repurchased and retired included 14 million shares repurchased in privately negotiated transactions with three shareholders in February 2024 for an aggregate amount of $390 million.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and beyond. However, our future cash requirements will depend on many factors, including our growth rate, the timing and the amount of cash received from retailers, customers, and brands, the timing and extent of spending to support our research and development efforts as well as sales and marketing activities, the introduction of enhancements, the continuing market adoption of Instacart, and the volume and timing of our share repurchases. In addition, we may enter into additional or expanded retailer, customer, brand, or other relationships, as well as agreements to acquire or invest in complementary businesses, products, teams, and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional financing sooner than we currently anticipate. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. In particular, recent volatility in the global financial markets, including due to heightened inflation and rising interest rates and other macroeconomic conditions, geopolitical conflicts, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2024

	(in millions)
Net cash provided by operating activities	$70	$105
Net cash provided by investing activities	42	13
Net cash used in financing activities	(1)	(750)

Cash Flows from Operating Activities

For the three months ended March 31, 2024, net cash provided by operating activities was $105 million, which consisted of net income of $130 million, adjusted for certain non-cash items of $74 million, and net cash outflows from changes in operating assets and liabilities of $99 million. The non-cash items primarily consisted of deferred income taxes of $41 million, depreciation and amortization expense of $12 million, stock-based compensation expense of $9 million, and bad debt expense of $8 million. The net cash outflows from changes in our operating assets and liabilities were primarily due to a $73 million increase in accounts receivable, a $25 million decrease in accounts payable, and a $9 million decrease in accrued and other current liabilities, partially offset by an increase of $16 million in deferred revenue. These cash outflows were primarily due to timing of customer and vendor payments.

For the three months ended March 31, 2023, net cash provided by operating activities was $70 million, which consisted of net income of $128 million, adjusted for certain non-cash items of $31 million, and net cash outflows from changes in operating assets and liabilities of $89 million. The non-cash items primarily consisted of depreciation and amortization expense of $11 million, deferred income taxes of $6 million, and stock-based compensation expense of $5 million. The net cash outflows from changes in our operating assets and liabilities were primarily due to a $54 million decrease in accounts payable, a $50 million decrease in accrued and other current liabilities, and an $11 million increase in accounts receivable, partially offset by a $18 million increase in deferred revenue and an $11 million decrease in prepaid expenses and other assets. These cash outflows were primarily due to timing of customer and vendor payments.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $13 million, comprised primarily of maturities of marketable securities of $28 million, partially offset by purchases of property and equipment, including capitalized internal-use software, of $14 million.

For the three months ended March 31, 2023, net cash provided by investing activities was $42 million, comprised primarily of maturities of marketable securities of $51 million, partially offset by purchases of property and equipment, including capitalized internal-use software of $9 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, net cash used in financing activities was $750 million, comprised primarily of repurchases of common stock of $715 million and taxes paid related to net share settlement of equity awards of $83 million, partially offset by proceeds from exercise of stock options of $49 million.

Contractual Obligations and Commitments
Operating Leases
Our operating lease commitments primarily include corporate offices and warehouse space. As of December 31, 2023, we had fixed lease payment obligations of $43 million, with $15 million to be paid within 12 months and the remainder thereafter. For additional discussion on our operating leases, see Note 9 — Commitments and Contingencies to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Non-cancellable Purchases
Our non-cancellable purchase commitments are primarily related to infrastructure service contracts for technology platforms. As of March 31, 2024, we had non-cancellable purchase obligations of $368 million, with $131 million to be paid within 12 months and the remainder thereafter.

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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our condensed consolidated financial statements. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

As of March 31, 2024, we had cash and cash equivalents of $1.5 billion and marketable securities of $20 million invested in a variety of securities, including money market funds, corporate debt securities, and U.S. government and agency securities. In addition, we had $143 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of March 31, 2024.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than as a result of its impact on the general economy. However, we are operating in a more volatile inflationary environment due to macroeconomic conditions and have limited data and experience doing so in our history, particularly at our scale. The principal inflationary factors affecting our business are higher prices of products offered by retail partners through Instacart, including due to higher raw material costs, shipping and freight costs, elevated fuel prices that are borne by our partners, and customers purchasing fewer items on average per order. Higher retailer prices, resulting in increased grocery costs and reduced consumer discretionary spending have negatively impacted consumer demand for online grocery as consumers return to in-store shopping to save on service and delivery fees and also have reduced order frequency, driven lower order volumes, and impacted average order values. Customers have and may continue to reduce spending on more premium products, and our brand partners have and may continue to reduce their overall advertising budgets, either of which could harm our revenue and margin. Customers have and may continue to reduce the number of items purchased overall, which has produced fulfillment efficiencies in the short term but may harm our revenue and margin as inflationary pressures subside. We may also not be able to fully offset higher costs through operational efficiencies or price increases. Increased fuel prices as a result of supply chain and other macroeconomic factors may also result in fewer shoppers or reduced shopper activity. While we have previously implemented certain shopper incentives in response to these factors, persistent or increased shopper shortages may require us to reintroduce or further increase shopper incentives to ensure sufficient shoppers are available to meet demand or provide additional consumer incentives or refunds due to shopper delays or incorrect orders, which have historically occurred and reduce our revenue and profitability. As a result of these factors, we may experience fluctuations in GTV and orders, which could negatively impact our revenue and margin.

Certain of our offerings focused on value and affordability, such as the addition of discount grocers to Instacart, continued customer promotions, no rush delivery, Instacart+ members-only discounts, and acceptance of other payment options may improve customer accessibility to online grocery and help offset pricing challenges faced by customers due to inflationary pressures and customer fees. However, we cannot predict whether such offerings will offset or mitigate the negative impacts of inflationary pressures to our business, such as general reductions in discretionary spending by customers. Our inability or failure to address challenges relating to inflation could harm our business, financial condition, and results of operations.
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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

For example, on September 13, 2019, the San Diego City Attorney filed a complaint in San Diego County Superior Court on behalf of the people of the State of California alleging unfair competition claims related to contractor misclassification. In October 2022, we signed and filed a stipulated judgment with the city attorney for San Diego, California, which was entered by the court in January 2023 and settled the case for $46.5 million and the city, acting on behalf of the People of the State of California, released its claims from September 13, 2015 to the settlement’s effective date. If Proposition 22 is declared unconstitutional, the city agreed to meet and confer with Instacart before filing a new lawsuit. We are also currently involved in several putative class and collective actions, thousands of alleged individual claims, including those brought or threatened to be brought in arbitration or compelled to arbitrate pursuant to our independent contractor agreements, and matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that we misclassified shoppers as independent contractors and related claims. None of the putative class or collective actions have progressed to or resulted in class certification. Those involving misclassification are stayed pending prior-filed cases or have motions to compel individual arbitration pending in court.

We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable, including due to the timing of any lifting of existing stays or the timing and final amounts of settlements with adverse parties, and our chances of success on the merits for any proceeding remain uncertain. In particular, an adverse ruling in connection with any misclassification class action may negatively impact our chances of success on the merits or settlement negotiation posture for our other outstanding misclassification claims and proceedings. As a result, such legal proceedings, individually or in the aggregate, could have a material impact on our business, financial condition, and results of operations. While we have accrued a legal reserve balance of $58 million as of March 31, 2024 relating to these misclassification claims and proceedings, as further described in Note 9 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, any actual losses incurred in connection with these claims against us may differ from the initial estimates of loss, including as a result of settlement negotiations, and such differences could be material. Regardless of the outcome, litigation and arbitration of these matters could have an adverse impact on us because of defense and settlement costs, individually and in the aggregate, diversion of management resources, and other factors.

We also anticipate future claims, lawsuits, arbitration proceedings, administrative actions, and government investigations and audits in various jurisdictions challenging our classification of shoppers as independent contractors and not employees. In California, Proposition 22 was expected to provide more legal certainty regarding the status of independent workers offering delivery services in California from the time it became effective on December 16, 2020. However, on August 20, 2021, a judge in Alameda County Superior Court granted a writ that ordered the State of California not to enforce Proposition 22 on the ground that it is unconstitutional. On March 13, 2023, the appellate court largely reversed the superior court and effectively upheld Proposition 22. Plaintiffs have appealed the decision to the California Supreme Court and a hearing has been scheduled for May 21, 2024. If the appellate court ruling is reversed by the California Supreme Court, we will face continued legal uncertainty over whether we can properly classify shoppers in California as independent contractors as we currently do. Even if Proposition 22 is determined to be enforceable, we may still face allegations that certain of our business practices do not satisfy all of the elements of Proposition 22. We have not concluded that an adverse ruling relating to Proposition 22 is probable and cannot estimate the potential impact of such a ruling for purposes of our condensed consolidated financial statements. However, a judgment, settlement, or order issued by a court or governmental body or otherwise in connection with any judicial, administrative, or legal proceeding that results in Instacart being prohibited from continuing to use independent-contractor shoppers in the manner we currently do in California, or in other jurisdictions in which we operate, would materially impair our business, growth, and results of operations due to a variety of factors including but not limited to, our adoption of one or more alternative fulfillment strategies and the associated costs that would be required, defense and settlement costs, individually and in the aggregate, diversion of management resources, and such proceedings may result in additional contingency reserves for purposes of our financial statements. Further, while we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits. For more information, see the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—If the contractor status of shoppers who use Instacart is successfully challenged, or if additional requirements are placed on our engagement of independent contractors, we may face adverse business, financial, tax, legal, and other consequences.”

We are also involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions, in Alaska, California, Florida, New Jersey, New York, Pennsylvania, Washington, and Wisconsin. We believe that we comply with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, we dispute that we are obligated to provide such additional benefits under state law and plan to vigorously contest any adverse assessment or determination. Our chances of success on the merits are still uncertain, such that any reasonably possible loss or range of loss cannot be estimated. However, the results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on our business, financial conditions, results of operations, and cash flows.

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

Other Litigation Matters

In the ordinary course of our business, various parties have from time to time claimed, and may claim in the future, that we are liable for damages related to unpaid wages, missed breaks, premium or overtime pay, hazard pay, inadequate notice under the Worker Adjustment and Retraining Notification Act or its state equivalent, retaliation, denial of or interference with leave of absence, improper application of our paid time off or other policies, discrimination or harassment based on a protected characteristic, wrongful termination, or failure to accommodate a disability. Various parties may also file a charge with the National Labor Relations Board alleging unfair labor practices. Additionally, given the high degree of complexity involved in the interpretation and application of states’ sales and indirect tax rules to our activities, it is possible that tax authorities may question our interpretation of taxability of such activities, and various parties have from time to time filed, and may in the future file, complaints related to our current and historical approach to treatment of our sales tax obligations. As a result, we maintain a reserve related to potential tax, interest, or penalties that may be due, as further described in Note 9 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Although the results of these claims cannot be predicted with certainty, we believe that these claims, individually or in the aggregate, could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Our prior rapid growth and related changes to our business and operations have been driven in part by the rapid evolution of the online grocery shopping industry, as well as the other retail categories in which we operate, which may not develop as we expect. In particular, our growth rate was impacted significantly by the increase in demand for online grocery shopping driven primarily by the COVID-19 pandemic, which led to significant demand for our offerings. However, our growth rates have decreased from what we experienced during the COVID-19 pandemic and subsequent variant outbreaks and may continue to decrease. The growth rates we experienced at and following the outset of the COVID-19 pandemic are not likely to recur, and the increased demand for our offerings and the growth of the online grocery industry as a whole that was generated by the effects of the pandemic has decreased since 2020 and could further decrease from current levels, as the circumstances that accelerated the growth of our business during the pandemic have subsided. For example, many consumers have returned to shop in-store for themselves or changed their online ordering habits, and such changes to consumer behavior may also cause retailers to reduce their engagement with Instacart if they perceive these changes to decrease the economic benefit they derive from partnering with us. Consumer shopping behavior has also been impacted, and may continue to be impacted, by macroeconomic trends, such as inflation and elevated interest rates and any associated decrease in consumer discretionary income. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures, as well as the cessation of government aid available during the COVID-19 pandemic, have adversely impacted, and may continue to adversely impact customer activation, retention, and engagement. These macroeconomic factors have also resulted in customers purchasing fewer items per order, which has offset higher grocery prices due to inflation and may decrease average order values if and when prices normalize. Further, we have increased, and may continue to increase, our sales and marketing campaigns and consumer incentive initiatives to continue engaging existing customers and acquire new customers, which may initially reduce our revenue and profitability and may not be successful in growing our revenue or maintaining or increasing profitability. We also expect future trends in our revenue and expenses to vary in ways that we may not anticipate or predict, including as we experience shifts in revenue mix and customer preferences in fulfillment options, changes in consumer use cases (including as we introduce new use cases), and changes in average order value. These variations may be driven by external factors, including macroeconomic conditions, such as inflation, and our strategic initiatives, such as investments in new technologies and offerings, the focus on increasing GTV from Instacart+ members, and our strategic focus on further scaling our operations to generate profitable growth. New public health outbreaks may also result in temporary increases in demand for our offerings that may not be sustained once the outbreak is contained. Further, our margin and profitability may be negatively impacted during such periods if we do not adequately anticipate such demand to cost-effectively address the increase in customer activity, such as through shopper incentives. We also cannot be certain whether we will drive greater engagement from new or existing retailers, customers, or brands or maintain or increase the level of demand for our offerings over the long term. As a result of the foregoing, our prior growth rates and financial performance during the COVID-19 pandemic and subsequent variant outbreaks should not necessarily be considered indicative of our future performance and results of operations.

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
•effectively manage growth of our infrastructure, personnel, and operations, particularly due to our Flex First workforce model that permits employees to elect to work remotely on an indefinite basis;
•effectively manage our costs related to our fulfillment methods; and
•maintain and enhance our reputation and the value of our brand.
As a result, you should not rely on our GTV, revenue growth rate, or other key business metrics for any prior quarterly or annual period as an indication of our future performance.

In addition, our ability to forecast, and to provide guidance to investors regarding, future operating results and key financial metrics, is inherently uncertain. Our business is complex, relatively young, and subject to significant impacts from events or regulations beyond our control. All forecasts should be viewed as our good faith expectation at the time originally made, but not accorded undue weight.

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

Although we have generated profit in recent periods, including net income of $428 million for the year ended December 31, 2022 (including a $358 million tax benefit from the release of our valuation allowance on our deferred tax assets in the United States), we have historically experienced significant net losses, including net losses of $73 million for the year ended December 31, 2021. In addition, we experienced a net loss of $1,622 million for the year ended December 31, 2023, primarily as a result of stock-based compensation expense we recognized in connection with the vesting of certain restricted stock units (“RSUs”) and vesting of restricted stock in connection with our IPO. As of December 31, 2023, we had an accumulated deficit of $2,635 million. We will need to sustain or increase revenue while managing our costs to sustain or increase profitability.

Our ability to generate profit is highly impacted by growth in our diversified revenue streams and our ability to drive operational efficiencies in our business. Our efforts to maintain and increase our profitability may not succeed due to factors such as evolving consumer behavior trends in grocery shopping, including the impacts of future public health outbreaks, customer engagement and retention, changes in our revenue mix and customer, retailer, and brand partner fees, the costs associated with complying with evolving regulatory regimes, including costs associated with order fulfillment, collection and credit risks, our ability to hire and retain highly skilled personnel, unfavorable macroeconomic conditions, our ability to effectively scale our operations, and the continuing evolution of the online grocery industry, many of which are beyond our control.

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
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives may also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the grocery industry. Any failure to adequately increase revenue or manage operating costs could prevent us from sustaining or increasing profitability. Expansion of our offerings, such as to include new use cases, additional technologies, fulfillment options, additional geographic markets, or retail categories adjacent to grocery, may initially harm our profitability. For example, we have made and may continue to make concessions to retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. These retailer concessions negatively impact our revenue and financial results and the process for determining and quantifying the impact of these concessions requires judgment and estimates. As a result, the impact of retailer concessions on our financial results may continue into future periods or have higher impacts than we anticipate. We may also incur higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in grocery shopping. For example, our sales and marketing expenses as well as consumer incentive costs have increased and may continue to increase in the near term. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the shopping experience, and optimize costs such as shopper earnings, payment processing, customer and shopper support, and shopper acquisition and onboarding costs. We have expanded gross margin and optimized operating costs through these efficiencies in the past but expect the pace of such expansion to decrease in the future. We also face greater compliance costs associated with the increased scope of our business and being a public company.

In addition, we have granted RSUs and restricted stock to our employees and directors, which vest upon the satisfaction of a service-based vesting condition. Stock-based compensation expense related to these RSUs and other outstanding equity awards will result in fluctuations in our expenses in future periods.

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
•accurately forecast our orders, GTV, and revenue and budget for and manage our expenses;
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
•effectively deploy our capital toward strategic initiatives;
•successfully expand our geographic reach;
•hire, integrate, and retain talented people at all levels of our organization; and
•successfully maintain and enhance Instacart and our technology infrastructure for retailers, customers, brands, and shoppers.
Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer history operating our business at its current scale, scope, and complexity, operated in a more predictable market or regulatory environment, or had more certainty regarding levels of demand for our offerings. We have limited experience operating our business at its current scale but without the demand levels driven by the COVID-19 pandemic and its variant outbreaks, and our future growth will depend heavily on our ability to successfully execute on our strategic initiatives without these factors. For example, as we continue to expand our business, we have introduced and scaled new features, use cases (such as convenience and prepared meals), fulfillment options (such as pickup and priority), and functionalities in our offerings, and made strategic investments in new technologies and initiatives (such as Connected Stores). We have also invested heavily in our Instacart Ads product capabilities and in growing the number of brands that use our services. In addition, we have recently invested in new strategic initiatives such as Instacart Health and Instacart Business to expand the scope of our business. Our future growth depends on the perceived value of our expanded offerings as a whole to retailers, customers, brands, and shoppers, as well as our ability to balance the effects of various strategic initiatives, including our focus on further scaling our operations to improve our margin and profitability. For example, as we promote Instacart+ to customers to increase customer loyalty and order volume, we may experience lower average order value from such customers. We have limited experience operating this expanded business model and may not be able to accurately predict and plan for the impacts it may have on our growth rates, revenue mix, gross margin and profitability, as well as outside factors that may impact our business model, such as changes in consumer shopping behavior, retailer preferences, competition, and macroeconomic factors.

Our limited history and experience operating our current business may also negatively impact our ability to plan strategic investments and initiatives to further expand our business and offerings, including to support our retail partners, customers, shoppers, and brand partners, certain of which may require significant capital expenditures and future operating expenses that may be difficult to forecast. In addition, existing and future operational and strategic initiatives may have lengthy return on investment time horizons, such as brand marketing campaigns, new marketing and consumer awareness strategies, and Connected Stores. As a result, we will not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, resulting in high opportunity costs. The online grocery industry and competitive landscape also continue to evolve, which will require us to address shifting competitive pressures and further stresses our ability to plan for operational and strategic initiatives and forecast our future results of operations. We are also devoting significant resources to bolster our capacity and information technology infrastructure, financial and accounting systems and controls, sales and marketing and engineering capabilities, and operations and support infrastructure, as well as to retain, manage, and train employees in geographically dispersed locations to service new and existing customers. We may not successfully accomplish any of these objectives in a timely manner or at all.

We are currently operating in a more volatile macroeconomic environment due to inflation, elevated interest rates, uncertainty in the political and regulatory environment and financial markets, and other conditions, and we have limited experience operating our business at its current scale in such an environment or in economic recessions. The principal inflationary factors affecting our business are higher prices of products offered by retail partners through Instacart, including due to higher raw material costs, shipping and freight costs, higher fuel prices that are borne by our partners, and reductions in consumer discretionary spending. Higher retailer prices, resulting in increased grocery costs, reduced consumer discretionary spending, and cessation of emergency EBT SNAP benefit allotments and other aid programs offered by government authorities, negatively impact consumer demand for online grocery as consumers return to in-store shopping to save on service and delivery fees and also reduce order frequency, drive lower order volume, and impact average order values. As a result, we have in the past experienced and may in the future experience lower GTV and orders growth as well as impacts to average order values, which negatively impact our revenue and margin. These reductions in consumer spending power may continue to be offset by the increase in GTV and average order values that commenced in the second half of 2022 due to higher grocery prices as a result of inflation, but this offsetting effect may dissipate if and when grocery prices begin to normalize. These factors and the magnitude of their effects may cause our average order value to continue fluctuating over the near term. In addition, actual or perceived risk of an economic recession has and may continue to result in customers reducing their spend on more premium products, and our brand partners have reduced and may continue to reduce their overall advertising budgets, either of which may harm our revenue and margin. Customers have also reduced and may in the future reduce the number of items purchased overall, which has produced fulfillment efficiencies but may harm our revenue, margin, and profitability if and when inflationary pressures subside. We may also not be able to fully offset higher costs through operational efficiencies and/or price optimizations, and while certain of our new offerings are focused on value and affordability, these initiatives will not fully offset pricing challenges faced by customers and general negative impacts of inflationary pressures. Increased fuel prices as a result of supply chain, inclement weather, and other macroeconomic factors may also result in fewer shoppers or reduced shopper activity. While we have previously implemented certain shopper incentives in response to these factors, future shopper shortages may require us to reintroduce or further increase shopper incentives to ensure sufficient shoppers are available to meet demand or provide additional consumer incentives or refunds due to shopper delays or incorrect orders, which have historically occurred and reduce our revenue and profitability. An economic recession may exacerbate any of these factors and introduce new challenges to our business, which we may not be able to adequately anticipate and plan given our limited experience operating our business at its current scale. Certain of our longer-term strategic initiatives may also be obstructed or have unintended effects in the event of an economic recession, which we may not be able to predict.

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

•dissatisfaction with the operation of, or pricing on, Instacart, including our customer support services, or the quality and performance of the offerings, services, and technology of our partners;
•the actual or perceived quality of service provided by shoppers, such as picking the wrong item, making a poor substitution for out of stock items, failing to deliver items on a timely basis or at all, failing to complete requested tasks or otherwise follow customer instructions, or customers having negative experiences in their interactions with shoppers, particularly during demand surges;
•macroeconomic uncertainty, inflation, elevated interest rates, supply chain challenges, cessation of government aid available during the COVID-19 pandemic, and actual or perceived risk of economic recession;
•cost of using Instacart, including customer fees, compared to in-store shopping or other alternatives;
•the actual or perceived value or quality of our membership offering and membership benefits;
•the actual or perceived value or quality of service, or the quality, pricing, and availability of products provided by retailers;
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
Although we believe that many customers originate from word-of-mouth customer acquisition and other non-paid referrals, we expect to continue to expend resources for customer acquisition and engagement, including through offering discounts and running promotions, all of which could impact our overall profitability. We have experienced and may continue to experience decreases in new customer acquisition rates and customer cohort retention, particularly among our customer cohorts acquired during the COVID-19 pandemic and variant outbreaks, which have negatively impacted and may continue to negatively impact GTV and orders. These decreases are due to a variety of factors, including, to a large extent, the subsiding impact of the COVID-19 pandemic and variant outbreaks on demand for online grocery as well as macroeconomic uncertainty, actual or perceived risks of economic recession, cessation of government aid, and inflation. Other factors may include the increasing initial size of our customer cohorts as our business scales and the increasing demographic diversity of our customer base. As a result, we have increased and expect to continue to increase our customer acquisition spend, including incentives, paid marketing, and brand marketing campaigns to acquire new customers and increase the engagement of our existing customers, which may harm our margin and profitability and our efforts to drive efficiencies in our operating expenses. If we are not successful in our marketing efforts, we may not be able to retain our existing customers or convert first-time customers, including those using consumer incentives such as discount promotions, into customers who regularly use and engage with our offerings. We may also fail to achieve or maintain sufficient customer engagement with our platform due to inflationary or recessionary economic pressures that result in decreases in consumer discretionary income, particularly as government aid provided in connection with the pandemic ends, as well as other shifts in consumer shopping behaviors. It is increasingly important to our business and our ability to grow for consumers to perceive long-term value from Instacart versus in-store shopping or less costly alternatives, particularly for lower income consumers. Further, we may not be able to accurately assess the effectiveness of our marketing campaigns and strategies in acquiring new customers or increasing existing customer engagement for several periods. The effectiveness of our marketing campaigns and strategies may also be obfuscated due to temporary or periodic external factors, such as future public health outbreaks, macroeconomic factors, and changes in the regulatory landscape. Failure to effectively design and conduct such campaigns and strategies may negatively impact our ability to acquire new customers and increase engagement with existing customers, which would harm our revenue growth and business. Consumers also have different grocery needs and preferences depending on demographics, and these priorities may shift as they age. We face heavy competition for consumers in certain demographics, including those in younger age groups who prioritize use cases, features, and fulfillment options that are different from customers in older age groups, such as convenience and specific product categories, as well as those in different income groups who may prioritize value over convenience or selection. If we do not successfully address the current and future needs of consumers in different demographics, primarily certain age and income groups, including through brand marketing campaigns and introduction and promotion of relevant use cases, features, fulfillment options, and other functionalities, we may be unable to attract new customers or increase engagement with existing customers. In addition, we may also experience increased customer churn, including to competitors, which would harm our business.

Many customers initially access Instacart to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our offerings to such customers, thereby encouraging them to access Instacart regularly or subscribe to Instacart+, through prompts, notifications, and reduced fees or time-limited trials of Instacart+ and other offerings. However, these customers or other customers we acquire inorganically may be lower intent users of Instacart with reduced engagement compared to customers that we acquire organically, may never convert to paying Instacart+ members, or may discontinue using Instacart after they take advantage of our promotions. Further, our initiatives to retain customers, such as encouraging them to subscribe to Instacart+ or providing additional use cases and fulfillment options, may result in negative impacts to other metrics. For example, an increase in Instacart+ orders, changes in product categories shopped, reduced spend on more premium or discretionary products, or a shift toward convenience or priority, may result in a decrease in average order value. Such shifts may also negatively impact certain retailers’ and brands’ actual or perceived benefit from engaging with Instacart. We may also fail to retain customers or experience reduced demand for our services due to negative impacts to our reputation and brand, including due to complaints and negative publicity about us, our offerings, or our competitors, even if factually incorrect or based on isolated incidents. For example, if we are unable to increase shopper availability during demand surges, including due to inclement weather or future public health outbreaks, customers may experience delays in receiving orders or incorrect order fulfillment, which may harm our brand and reputation. In addition, inventory shortages at our retail partners’ stores, which are not within our control, may also negatively impact consumers’ perception of our offerings. In particular, disruptions in the global supply chain, including those resulting from labor shortages, closures of manufacturing facilities, transportation restrictions and limitations, war and international conflicts, and increased demand for certain consumer products, have limited, and may continue to limit, the ability of our retail partners to obtain products, maintain stock of such products in a timely and cost-efficient manner, and otherwise respond to consumer demands. Although we do not carry product inventory, and as a result, we are not directly impacted by supply chain disruptions, product shortages have in the past resulted in, and may in the future result in, higher rates of out of stock items and delivery delays by shoppers, which have in the past resulted in, and may in the future result in, more customer cancellations and redeliveries and overall customer dissatisfaction.

We regularly provide customers with appeasement credits and refunds as well as incentives for future orders, which measures are intended to counteract any reputational harm and maintain customer satisfaction but are accounted for as direct reductions to our transaction revenue. These negative impacts to our revenue have harmed, and may continue to harm, our margin and results of operations, and the related customer dissatisfaction negatively impacts customer retention and engagement as well as our ability to continue growing our orders, GTV, and Instacart+ adoption. These negative impacts particularly harm our ability to engage with and retain customers in demographic groups that are historically less prevalent on Instacart, such as lower income customers, who may attribute less value to Instacart compared to alternatives due to these negative impacts. Efforts to reduce the overall costs associated with these appeasement credits and refunds, including by reducing appeasement credits and refunds generally, may also create reputational harm and impact our ability to attract or retain customers. Failure to retain existing customers or acquire new customers may also harm our relationships and commercial arrangements with retailers and brands as well as our ability to attract new retailer and brand partners. Past and future increases in the fees that we charge our customers may also reduce overall engagement by our customers or negatively impact new customer acquisition. If we are not able to continue to expand our customer base or fail to retain or drive greater engagement of customers or increase demand for our full-price or paid services, such as Instacart+, while balancing the interests of other constituents on Instacart, our revenue may grow slower than expected or decline, and our margin may be negatively impacted.

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

Our ability to attract and retain retailers depends on our ability to generate revenue for them. Retailers will not continue to do business with us if they do not believe that partnering with Instacart will generate a competitive return relative to other alternatives, including from our competitors. Retailers have in the past chosen, and could continue to choose, to partner with other online grocery platforms (exclusively or otherwise) or develop or acquire their own online grocery platforms, in either case in a specific geographic market or overall. Retailers may also choose to develop, acquire, or partner with other companies (exclusively or otherwise) for access to products and offerings for specific use cases, fulfillment options, features, or technologies, such as brand advertising and retail media platforms, prepared meals, shopping cart or checkout technologies, and others. Our future growth depends in part on our ability to not only engage new retailers but also to retain and expand existing retailer engagement with Instacart. However, retailers may decrease their engagement with Instacart based on factors that may not be within our control or whose impacts are difficult to predict. In particular, macroeconomic effects such as supply shortages and inflation have resulted in fluctuations in consumer shopping behaviors and preferences. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures, as well as the cessation of government aid available during the COVID-19 pandemic, have impacted and may continue to impact average order values, have resulted in and may continue to result in decreased customer retention and engagement, and have reduced and may continue to reduce demand for premium or discretionary grocery purchases, which in each case may provide for less favorable economics for certain of our retail partners, including if we decide to increase customer fees as a result. An increase in retailer operating costs, or other deterioration in the financial condition of retailers, whether due to macroeconomic conditions (such as inflation) or otherwise, could cause retailers to raise prices, renegotiate contract terms, or cease operations, which we expect may influence our retailer fee terms. Further, as we expand our own offerings, changes in the mix of customer engagement with our existing and new use cases, fulfillment options, features, and technologies, as well as any changes in online shopping behaviors, may also result in a decrease in engagement for certain retailers, due to less favorable economics or changes in retailers’ strategic focus. We may not be able to accurately predict the extent of the impact of the factors above on our business and growth initiatives and resulting new trends in retailer strategies and preferences, including due to our limited experience in operating our business at its current scale, scope, and complexity and limited historical data regarding impacts of these factors, which may harm our revenue growth, margin, and results of operations.

We enter into services agreements with our retail partners that provide for service fees in exchange for providing access to our technology solution. We recognize revenue as a percentage of the total purchase value from the sale of goods, a per transaction fee, the difference in price between amounts charged to customers for goods and the actual settlement price to the retailer for the goods, a license fee for the use of our technology platform, or a combination thereof. Payment by retailers is generally due immediately to 45 days upon receipt of invoice. Retailers have in the past decided and may in the future decide to not renew their agreements while others have in the past modified and may in the future modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal due to factors such as macroeconomic uncertainty, the impact of future public health outbreaks, dissatisfaction with existing or proposed terms in their service agreements, changes in consumer shopping behavior and preferences on Instacart and among our use cases, fulfillment options, and competitive offerings. For example, we have modified, and may need to modify in the future, retailer fee arrangements to attract and retain retailers, modify payment processing arrangements, or make other changes that reduce our transaction revenue, in each case due to competition, retailer business downturns, and other factors. Some retailers have in the past shifted and may in the future shift away from exclusive arrangements with us for various reasons, including to partner with other or additional online grocery platforms, and additional retailers may decide to shift away from such arrangements in the future. Our inability to maintain our relationships with retailers on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure, impact grocery product and/or offering pricing, and otherwise adversely affect our business, financial condition, and results of operations. Retailer consolidation may also result in a decrease in or cessation of engagement with Instacart, or result in Instacart receiving less favorable contract terms with the consolidated entity. Retailers could also experience downturns or fail, including due to macroeconomic pressures, fail to adopt additional offerings or fulfillment methods or fail to launch or utilize our offerings in the manner and timing that we expect, or cease using Instacart altogether for many reasons. The grocery industry has traditionally been slow to adopt new technologies, fulfillment options, and online enablement in general, including due to lack of confidence in the online grocery industry, preference for in-store shopping due to resulting organic shopping behaviors, or general resistance to adopting Instacart, and is typically characterized by comparatively lower margin and high cash needs. As a result, we have at times experienced, and may continue to experience, slower adoption and implementation of our offerings by our retail partners as well as retailer turnover. If we lack a sufficient variety and supply of retailers, or lack access to the most popular retailers, such that Instacart becomes less appealing to consumers and brands, our business may be harmed.

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

We are continuing to build, grow, and scale our Instacart Ads offerings and our advertising revenue model. Our agreements with brand partners provide that service fees are paid for continually promoting a brand during the duration of the term applicable to a given advertising campaign. Contracts applicable to a given advertising campaign are typically less than one year in duration. We recognize revenue in the amount that we have the right to invoice as advertising services are rendered, which occurs upon delivery of clicks for Sponsored Product ads, upon delivery of impressions, or over the contract term on a fixed fee basis for display ads, or upon redemption of coupons. Payment for our advertising offerings is generally due 30 to 90 days upon receipt of invoice. Although we have significantly grown our advertising and other revenue and launched a number of new advertising capabilities in recent years, we are still optimizing and refining the execution of our growth strategy for our Instacart Ads offerings and face certain challenges associated with scaling such newer offerings. As such, there is no assurance that this advertising revenue model will continue to be successful or that we will generate increasing advertising revenue, and the pace of expansion of our Ads offerings may fluctuate. To sustain or increase our advertising revenue, we must attract new brands and encourage existing brands to maintain or increase their advertising spend on Instacart given we do not typically have long-term commitments from brands. To do this, we must expand the number of markets where we offer advertising, attract new retailers and expand our relationships with existing retailers, acquire new customers and increase the engagement of existing customers, and increase the breadth and functionality of our advertising products to create more value for our brand partners, including new advertising formats, new measurement tools, increased brand awareness, and other capabilities to deliver attractive return on investment to brand partners. If we are unable or choose not to expand our advertising markets, develop or pursue innovative advertising models and offerings, expand our relationships with more retailers, acquire new customers or increase the engagement of existing customers, or acquire new brand partners or increase the engagement of existing brand partners, we may not be able to successfully grow our advertising and other revenue. In addition, our advertising and other revenue growth rate and our advertising and other investment rate may fluctuate, particularly during periods of acceleration or decreases in our GTV growth or periods in which we may generate more GTV growth from sources where we historically do not provide advertising, such as retailers’ owned and operated online storefronts including those utilizing Instacart API that do not partner with Carrot Ads.

Changes to our advertising policies and privacy, data security, and data protection practices, laws, legislation, or regulations, or the regulatory enforcement thereof, may affect the products that we are able to provide to brands, which could harm our business. Actions by operating system platform providers or application stores such as Apple or Google may also affect our offerings or services or how we collect, use, and share data from end-user devices in connection with Instacart Ads. For example, Apple implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to track user activity across apps or websites or access users’ device advertising identifiers for advertising and advertising measurement purposes, as well as other restrictions. In addition, Google has announced that it will cease support for advertising cookies that permit the tracking of users across sites and applications and instead will introduce new advertising targeting solutions from its Privacy Sandbox. The long-term impact of these and other privacy and regulatory changes remains uncertain and may harm our growth, business, and profitability.

In addition, expenditures by brands tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions have also adversely affected the demand for advertising and caused brands to reduce the amounts they spend on advertising. For example, we have seen and may continue to see reduced demand for advertising from brands that are exercising caution with their spending budgets and either slowing or reducing their campaigns due to, among other things, macroeconomic uncertainty, including from inflation, elevated interest rates, global supply chain disruptions, labor shortages, changing consumer preferences, geopolitical conflicts including the war in Ukraine and conflicts in the Middle East, changing consumer preferences, and reduced consumer confidence. These factors have had a negative impact on our advertising revenue, and such impact is expected to continue in future periods. These factors may also negatively impact our ability to forecast our advertising revenue as the extent of the ongoing impact of these macroeconomic factors on our business and on global economic activity generally is uncertain and may continue to adversely affect our business, operations, and financial results. In addition, impacts to brand partner spend as a result of decreases in our GTV growth, along with the timing of adoption of new advertising formats and offerings, have resulted and may continue to result in reductions in the growth of brand partner digital marketing spend on Instacart and related decreases in advertising and other revenue growth in future periods. Our ability to sustain or increase profitability depends in part on our advertising revenue, and failure to maintain or grow our advertising revenue could harm our prospects, business, financial condition, and results of operations, as well as impact our ability to strategically lower fees and invest in larger marketing campaigns, new offerings, and select geographic expansions.

The markets in which we participate are highly and increasingly competitive, with well-capitalized and better-known competitors, some of which are also partners. If we are unable to compete effectively, our business and financial prospects would be adversely impacted.

The markets in which we compete are evolving rapidly and are highly competitive with increasing competitive pressure. Our business is complex and encompasses a range of technologies, offering types, and fulfillment methods that serve the diverse needs of our constituents.

With respect to Instacart Marketplace, our current and potential competitors include, but are not limited to: (i) existing and well-established online grocery or shopping alternatives, including digital-first platforms, such as Amazon and Thrive Market, (ii) brick-and-mortar retailers that have their own digital and fulfillment offerings, such as Target and Walmart, some of which decide to partner with Instacart to complement their own offerings, (iii) companies that provide e-commerce and fulfillment services for third parties, including retailers, whether online or offline, such as DoorDash, Shipt (acquired by Target), and Uber Eats, (iv) digital-first platforms entering the grocery market by owning inventory, including DashMart (owned by DoorDash), Fresh Direct (owned by Getir), and Gopuff, which may include existing retailers on Instacart, which could eventually eliminate their need to partner with us or limit their use of Instacart Marketplace, (v) companies that provide e-commerce and fulfillment services that focus on discrete categories of products, such as alcohol or prescription delivery, including Alto Pharmacy, and (vi) companies that offer direct to consumer ingredient or meal offerings, such as Blue Apron (owned by Wonder Group) or Misfits Market, some of which may partner with Instacart to complement their own offerings. Most consumers currently choose to shop for themselves at brick-and-mortar grocery stores, regardless of whether we partner with the retailers that operate these stores. Also, the cost to switch between providers of online grocery shopping is low for consumers, and consumers within various demographics have a propensity to shift to the lowest-cost or highest-quality provider and may use more than one delivery platform.

With respect to Instacart Enterprise Platform, our current and potential competitors include, but are not limited to: (i) companies that are focused on the online grocery enterprise services industry, as well as larger enterprise software companies that have products and services that provide retailers with some of the benefits we offer through Instacart Enterprise Platform, (ii) micro-fulfillment or automated warehouse providers that support grocery retailers’ owned and operated offerings, such as Ocado, and (iii) existing and potential retailers on Instacart who develop or may in the future develop their own enterprise e-commerce system. In addition, our competitors include companies that provide point solutions for individual components of Instacart’s e-commerce offering such as picking technology and retail media network solutions. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including retailers. While there may be costs to switch between enterprise products, retailers may shift to the platform that offers the lowest service fee for their products and provides the highest volume of orders, or build their own. Our Instacart Enterprise Platform also includes in-store technology offerings, including Caper Carts, Scan & Pay, Lists, Carrot Tags, and other in-store applications, which face competition from other retailer technology solution providers, such as Veeve and Amazon.

With respect to Instacart Ads, our current and potential competitors include, but are not limited to: (i) third-party platforms that assist retailers with monetization of their digital offerings for consumers, such as CitrusAd (acquired by Publicis Groupe), Criteo, and Quotient, (ii) first-party retailer-owned solutions that provide online advertising opportunities to brands on their owned and operated domains, such as Amazon, Kroger, Target, Walmart, and others, some of which are also retailers on Instacart, (iii) companies that provide e-commerce and fulfillment services for third parties, including retailers, which currently offer or may in the future offer advertising products, such as DoorDash and Uber Eats, and (iv) companies that offer established online advertising products that are not specifically limited to the grocery industry, such as those offered by Amazon, Google, Meta, and Snap.

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

Many of our competitors are well-capitalized and are able to offer discounted or free services, shopper incentives, consumer discounts and promotions, innovative products and offerings, and alternative pricing models, which may be more attractive to retailers, consumers, brands, or shoppers than those that we offer. In addition, we may not be able to effectively compete with service offerings from vertically integrated competitors, such as Amazon or Gopuff, which control both the brick-and-mortar retailer and online fulfillment technology. Certain brick-and-mortar retailers that have their own digital offering, such as Walmart, also have significant size, scale, geographic, and customer base advantages, which may allow them to grow online sales or capture increasing share of the online grocery market or advertising budgets more effectively and at a faster rate than us. Competitors may also offer fulfillment options from our retail partners, despite having no formal engagement with such retailers. Further, some of our current or potential competitors have, and may in the future continue to have, greater resources and access to larger consumer and shopper bases in a particular geographic area. In addition, our competitors in certain geographies enjoy substantial competitive advantages, such as greater brand recognition, longer operating histories, larger marketing budgets, better localized knowledge, and/or fewer regulatory challenges. Smaller competitors may be more nimble at anticipating and meeting changing market dynamics and new entrants to online grocery are able to initially grow grocery sales at a faster rate due to their smaller scale, which has attracted advertising budget to certain of these competitors. As a result, such competitors may be able to respond more quickly and effectively than us in such markets to new or changing opportunities, technologies, consumer preferences, regulations, or standards, which may render our offerings less attractive. In addition, future competitors may share in the effective benefit of any regulatory or governmental approvals and litigation victories we may achieve, without having to incur the costs we have incurred to obtain such benefits.

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

Shoppers perform certain tasks for customers, including picking and delivering goods, on Instacart. We enter into agreements with shoppers for them to provide fulfillment and other services to customers through Instacart and our technology. Our agreements with shoppers generally remain in effect until terminated by the shopper or by us. Shoppers may generally terminate their agreements with us at any time by providing us written notice and such agreements do not provide for any exclusivity.

If there are not enough shoppers on Instacart, customer orders may be late, may go unfulfilled, or may be incorrectly fulfilled, which would have a negative effect on those impacted customers and retailers and consequently on our business. If there are too many shoppers on Instacart, there may be an insufficient number of customers placing orders to keep shoppers occupied, engaged, and satisfied with their earnings potential on Instacart. If we are unable to attract shoppers on favorable terms or increase utilization of Instacart by existing shoppers, if we lose shoppers on Instacart, or if shoppers determine it is no longer economically worthwhile to provide services on Instacart due to factors that may be beyond our control, including the costs of gasoline, vehicles, or insurance, changes in consumer behaviors in grocery shopping, actual or perceived economic advantages of providing services with other companies that engage independent contractors, including our competitors, our growth objectives and our business and prospects could be seriously harmed.

The number of shoppers on Instacart could decline or fluctuate as a result of a number of factors, including shoppers choosing not to provide their services through Instacart as a result of being dissatisfied with their earnings potential, our pay model or changes to our pay model, changes to the terms of our independent contractor agreement, shopper incentives, our retail partners, having a poor experience on Instacart, or deciding to pursue other work opportunities. For example, shoppers may prefer to provide services through other companies that engage independent contractors if these companies provide benefits such as insurance or portable benefit accounts, or if shoppers simply prefer other app-based work opportunities, such as passenger transportation or restaurant delivery, for non-economic reasons. Many shoppers provide services part-time and have other independent contracting work or employment. Factors outside of our control, including macroeconomic factors, and improvements in labor markets, may cause shoppers to cease providing services on Instacart and become employees elsewhere. Shopper dissatisfaction has in the past resulted in shopper protests, coordinated shopper work stoppages, shoppers choosing not to provide their services through Instacart, and negative press. Any protests, work stoppages or refusals to provide services may result in interruptions to our business or negative publicity and may otherwise harm our business and reputation. While we have implemented strategic initiatives and commitments to bolster our reputation with shoppers in the past, and intend to continue implementing such initiatives and commitments in the future, there can be no assurance that these will be effective to retain shoppers and maintain or improve our reputation with shoppers.

From time to time, we have experienced, and expect to continue to experience, shopper shortages, often due to factors that are not within our control and which may be difficult to predict. Shoppers have significant flexibility regarding the in-store tasks they want to perform, including when, where, and how they wish to shop. Shoppers may also provide services on other app-based platforms. To the extent that we experience shopper shortages, we may need to provide or increase incentives to shoppers in order to attract them to Instacart, which would negatively impact our financial results. Our expectations and predictions for shopper needs and preferences may also be inaccurate or incomplete, including due to a lack of historical data for our current scale and scope of operations or due to consumer demand surges that can arise due to factors outside of our control, such as inclement weather. Under these circumstances, we may not be able to attract enough shoppers to fulfill orders in a timely manner even with shopper incentives. Consequently, if shopper shortages lead to the inability of customers to place orders through Instacart or to delayed or incorrect orders, we may lose customers to other online grocery platforms or to other modes of shopping, particularly customers in certain demographic groups who have historically been less prevalent users of Instacart and are more difficult to engage or retain, which would harm our growth, profitability, and results of operations. Finally, the loss of customer orders due to a lack of shoppers to fulfill them or due to incorrect order fulfillment may reduce the perceived value of our offerings to retailers, who may in turn leave Instacart.

In addition, authorities have passed laws or adopted regulations, and may continue to do so in the future, requiring shoppers in the applicable jurisdiction to undergo a materially different type of qualification, training, licensure, screening, or background check process, which could be costly and time-consuming. These laws have also in the past imposed and may in the future impose requirements forcing us to fix minimum levels of compensation and provide certain benefits for shoppers, disclose additional details about orders, prices, and shopper earnings, and handle shopper account deactivation in a prescribed manner, which could force us to create new administrative processes and negatively affect our ability to attract and retain retailers, customers, or shoppers, as well as require us to share competitively sensitive information that may cause harm to our business. Court decisions interpreting or otherwise affecting such laws regarding shopper classification or shopper pay and benefits, or interpretations by agencies of the applicability of a retailer or brand collective bargaining agreement to certain tasks shoppers perform, may also negatively affect our ability to attract and retain retailers, customers, or shoppers. Even if some or all of such changes are ultimately not costly or time-consuming, they could reduce the number of shoppers in those markets or extend the time required to recruit new shoppers to Instacart, which could adversely impact our growth, business, and results of operations.

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

The market acceptance of our offerings is critical to our continued success. Historically, consumers and retailers have been slower to adopt online grocery shopping than e-commerce offerings in other industries such as consumer electronics and apparel. Grocery is a complex market, and improving upon the traditional consumer in-store experience through an online platform or with connected shopping experiences is difficult due to broad consumer demands on selection, quality, value, and convenience. Grocery shopping habits and related consumer preferences are complex and diverse across and within markets and across demographics and age groups. Changing traditional grocery shopping habits is difficult, and if consumers and retailers do not embrace the transition to online grocery shopping and connected shopping experiences as we expect, our business and operations could be harmed. The amount of influence we may have over these shopping habits and preferences, and the methods at our disposal to exercise such influence (including marketing and incentives), may be limited, and we are dependent on external influences over shopping habits, such as public health incidents and inclement weather, and macroeconomic factors such as inflationary pressures. In particular, shopping habits and preferences vary between younger and older consumers, consumers across different income groups, and among other demographic characteristics, and to be successful, we need to effectively increase market acceptance across all age, income, and other demographically different groups by increasing brand awareness and focusing marketing efforts on relevant habits and preferences. Moreover, even if more consumers begin to shop for groceries online, if we are unable to address their changing needs, or the evolving needs of retailers or brands, and anticipate or respond to market trends and new technologies in a timely and cost-efficient manner, we could experience decreased adoption, increased customer churn and lose the support of retailers and brands, any of which would adversely affect our business and results of operations. Demand for our offerings is also affected by a number of factors beyond our control, including macroeconomic conditions, initiatives by retailers to influence shopping behavior, continued market acceptance of our offerings, the timing of development and release of new offerings and features by us, the timing or manner of the adoption of our offerings by retailers and our competitors, technological change, brand recognition, and growth or contraction in our markets. If we fail to achieve increased market acceptance of our offerings, our business could be seriously harmed.

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
•the impact of prior or future public health threats on our business;
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
•the seasonality of our business, including as a result of inclement weather; and
•our ability to collect payments from retailers and brands on a timely basis.
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

Our working capital and operating cash flows have fluctuated and may continue to fluctuate significantly from period to period as a result of new initiatives, the timing of payments made to and/or received from retailers, shoppers, and vendors, and certain transaction types, such as those involving EBT SNAP benefits and alcohol sales, which have a more significant impact on our working capital and operating cash flow due to the variability, magnitude, and timing of retailer reimbursements. Additionally, we make substantial weekly payments to shoppers on Tuesdays and Sundays for services delivered on Instacart, and therefore, we expect our reported cash and cash flows from operating activities to be impacted based on the day of the week of each reporting period. Additionally, due to the timing of funding to a certain payment card issuer, we may experience an increase in short-term liabilities based on the day of the week of each reporting period. Due to this timing, our cash flows from operating activities may not be directly comparable from period to period.

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

If we or the third parties we rely on experience a compromise to the confidentiality, integrity, or availability of our or their systems, or to data of our customers, shoppers, partners, or Instacart, we may experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences.

Operating our business and platform involves the collection, use, storage, transmission, and other processing of sensitive, proprietary, and confidential information, including personal information of customers, shoppers, and personnel, our proprietary and confidential information, and the confidential information of partners including retailers and brands. Security incidents compromising the confidentiality, integrity, or availability of this information or our systems (or those of third parties upon which we rely or otherwise engage with) could result from a variety of evolving threats including but not limited to cyber-attacks, computer malware (including as a result of advanced persistent threat intrusions), malicious code (such as viruses, worms and ransomware), social engineering (including spear phishing and ransomware attacks), denial-of-service attacks, credential harvesting, credential stuffing, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, efforts by individuals or groups of hackers and sophisticated organizations, security vulnerabilities or misconfigurations in the software or systems on which we or they rely, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In addition, malfeasance, error, theft, or misuse by our own personnel or the personnel of our strategic partners, our collaborators, or the third-party service providers with which we engage, of our intellectual property, financial data, or employee, retailer, customer, brand, or shopper data, could adversely affect our business and results of operations, particularly if such information is provided to or accessed by a competitor.

We rely on a number of third parties to operate our critical business systems and to process confidential and personal information, such as the payment processors that process customer credit card payments, cloud service providers, and employee and customer service centers, including those located in other countries. Our ability to require, monitor and enforce these third parties’ information security practices is limited. Because third parties provide operational support to our business and process confidential and personal information on our behalf, we could experience materially adverse consequences as a result of cyberattacks or incidents experienced by those third parties. Third party and supply chain attacks have increased in frequency and severity and we cannot guarantee that the security of our service providers or any of their partners has not been compromised. We also cannot be certain that our contracts with these third parties will allow us to obtain indemnification or recovery from them for data security-related liability that they cause us to incur.

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

In addition, remote work has become more common per our Flex First workforce model and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. For example, technologies in our employees’ and service providers’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes, or other remote work locations, may be less secure than those used in our offices. There is no guarantee that the privacy, data security, and data protection safeguards we or our service providers have put in place will be comprehensive, or completely implemented, complied with, or effective. Additionally, future or past business transactions (such as acquisitions, strategic partnerships, collaborations, or integrations) have exposed and may in the future expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies or their systems into our information technology environment and security program.

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

Cybercrime and hacking techniques are constantly evolving (including through the deployment of artificial intelligence), and we or the third parties we work with may be unable to anticipate attempted security breaches, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. Serious cyberattacks and other incidents may result in any or all of the following that could adversely affect our business, financial condition, and results of operations: loss of customer confidence in the security of Instacart and damage to our brand, reduced demand for our offerings, serious disruption of normal business operations, material diversion of resources to investigate and remediate incidents, exposure to legal liability, including through litigation (such as class actions), regulatory enforcement, and indemnity obligations. Further, applicable privacy, data security, and data protection obligations may require us to notify relevant stakeholders of certain security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences, including potential statutory damages under laws such as the California Consumer Privacy Act (“CCPA”). These risks are expected to increase as we continue to grow and process, store, and transmit increasingly large amounts of data. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy, data security, and data protection obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data security, and data protection practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Interruptions or performance problems, including failure to ensure accessibility, associated with our offerings and technology capabilities may adversely affect our business, financial condition, and results of operations.

Our business and future growth prospects depend in part on the ability of our existing and potential customers and shoppers to access our offerings and technology capabilities at any time and within an acceptable amount of time. Instacart is built upon a complex system composed of many interoperating components and incorporates software that is highly extensive. Our software, including open-source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released, and we have in the past released, and may in the future release, new software that inadvertently causes interruptions in the availability or functionality of Instacart. Bugs or errors in our software, including open-source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems have in the past and could in the future result in our failure to comply with certain federal, state, or foreign reporting obligations, cause downtime that would impact the availability of our service to retailers, customers, brands, or shoppers, cause incorrect calculations relating to the prices or discounts available to consumers, cause incorrect calculations relating to the payments we make to or fees we receive from or charge to retailers, customers, brands, or shoppers, or create vulnerabilities in our systems which bad actors may exploit to perpetrate fraud or otherwise harm our business. We have from time to time found defects or errors in our system and may discover additional defects or errors in the future that could result in platform unavailability or system disruption. In addition, we have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of other factors, including infrastructure changes, introductions of new functionality, human errors, capacity constraints due to an overwhelming number of customers accessing our offerings and technology capabilities simultaneously, website hosting disruptions, interruptions to business and operations due to malicious actors utilizing bots or other automated means to access Instacart, denial of service attacks, or other security-related incidents. In addition, retailers have experienced these issues, which have impacted the ability of customers and shoppers to place and fulfill orders with those retailers. These events have resulted and may continue to result in losses in revenue including through increased fraud activity and issuing appeasement credits and refunds as well as incentives for future orders to impacted customers. System failures have in the past resulted and may in the future result in significant losses of revenue, which may in the future be due to losses of customers or retailers due to perceived weaknesses in our systems and protective measures. In addition, the affected party could seek monetary recourse from us for their losses, and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems or adequate remedies within an acceptable period of time. Moreover, some of our offerings rely on the software and technology capabilities of third parties, our strategic partners, or our collaborators, all of which are subject to the interruption and performance problem risks described above.

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

Our ability to develop new offerings, features, and functionality to meet industry demands is important to our value proposition to retailers, consumers, brands, and shoppers, and if we fail to continue to successfully innovate, we could lose existing retailers, customers, brands, and shoppers, which could impact our growth and results of operations. We are building and improving machine learning models and other technological capabilities to drive improved customer and shopper experience, as well as efficiencies in our operations, such as optimized payment processing, customer service, shopper acquisition and onboarding, automated key support workflows, and batching, picking, and routing algorithms to help shoppers work more efficiently and with greater accuracy in fulfilling orders. While we expect these technologies to lead to improvements in the performance of our offerings and operations, including inventory prediction and customer traffic prediction and management, any flaws or failures of such technologies could cause interruptions or delays in our service, which may harm our business. For example, failure to accurately collect retailer catalog information, which drives item pricing and availability, or reflect changes to those files in our systems could result in significant losses of revenue. We are increasing our investment in product development and hiring and retaining highly skilled engineering personnel to support these efforts, but such investments may not be effective in maintaining or improving the experience for retailers, customers, or shoppers or provide a positive return on investment. Moreover, we may make these investments and other business decisions that reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve our offerings, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and research analysts covering us and may also not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected. In addition, technological innovation in the online grocery industry from our competitors or other third parties, such as automation or next-generation fulfillment, could render our offerings less desirable or obsolete.

We have incorporated and may continue to incorporate additional artificial intelligence and machine learning (“AIML”), solutions into our platform, offerings, services, and features, including those based on large language models, and these applications may become more important to our operations or to our future growth over time. We expect to rely on AIML solutions to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or at all. We may also fail to properly implement or market our AIML solutions. Our competitors or other third parties may incorporate AIML into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AIML may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. Third-party AIML technologies, including agent-based applications, may change how consumers interact with our offerings, including our advertising offerings. Failure to adapt our offerings to such technologies may in the future impact our financial performance and results of operations. National, state, and local regulators may also consider or adopt comprehensive legal compliance frameworks specifically for AIML, which is a trend that may increase now that the European Commission has proposed the first such framework. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. Additionally, the use of AIML applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AIML applications could adversely affect our reputation and results of operations. AIML also presents emerging ethical issues and if our use of AIML becomes controversial, we may experience brand or reputational harm.

We are making substantial investments to expand our offerings and technologies to capitalize on new and unproven business opportunities and expect to increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.

We have made substantial investments to expand our offerings and technologies to capitalize on new and unproven business opportunities, including new fulfillment options, expansion into retail categories outside of grocery, strategic initiatives such as Instacart Health and Instacart Business, the development of hardware products, and automated, AIML technologies. We intend to continue investing significant resources in developing these technologies, tools, initiatives, features, and offerings that we believe will enable our success in new markets or areas of business and/or strengthen our core business. For example, we have expanded our offerings to retailers in categories adjacent to the grocery industry, including alcohol, pharmacy, electronics, beauty, and home improvement. We also launched Connected Stores, a suite of in-store technologies, including artificial intelligence-powered shopping carts and customer checkout solutions, offered to our retail partners. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies or ventures, or if we are unable to timely introduce and commercialize such offerings, we may not realize the expected benefits of our strategy. These initiatives also have a high degree of risk, as they involve nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because these initiatives are new, they may involve claims and liabilities, expenses, regulatory challenges, and other risks, some of which we cannot currently anticipate. Certain initiatives may also involve committed incremental investments or payments over long periods of time before they become accretive to our revenue or margin, and if they never become accretive, we may be contractually obligated to make payments or incur expenses in connection with initiatives for an extended period without sufficient, or any, economic or financial benefit. Further, our development efforts with respect to new offerings and technologies could distract management from current operations and divert capital and other resources from our more established offerings and technologies. For example, the design, development, manufacture, and global distribution of hardware products produced by Caper is a new line of business for us that will require continued investment in operating expenses, headcount, and executive time and attention.

Producing and offering hardware products will also involve new or heightened risks to our business, such as manufacturing and inventory risks resulting from supply chain disruptions, user safety risks and additional expenses resulting from product defects, import and export expenses, and other hardware-related costs. For example, any interruption to the manufacturing, inventory, or import and export of hardware products produced by Caper may negatively impact the development, deployment, and adoption of such products. Although we believe these investments will improve our financial results over the long term, they may negatively impact our short-term financial results, which may be inconsistent with the short-term expectations of our stockholders. Moreover, there can be no assurance that retailer, consumer, or brand demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that offerings developed by others will render any new offerings noncompetitive or obsolete. Even if we are successful in expanding our offerings or technologies to enter new markets or areas of business, regulatory authorities may subject us to new rules or restrictions, including in their interpretations of existing retailer or brand collective bargaining agreements, in response to our innovations that could increase our expenses or prevent us from successfully deriving value from these offerings or technologies. For example, our Instacart Health offering may subject us to rules governing the use and processing of health information, such as the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), and regulatory requirements for interacting with health plans, government benefit programs, nonprofits, and other players in the healthcare space. If we do not realize the expected benefits of these investments, our business, financial condition, and results of operations may be harmed.

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

customer relationship management (“CRM”) based marketing that includes push notifications, text messaging, email marketing, linear television, audio, and shopping ads; and co-marketing efforts with retailers, payment providers, and brands. To drive existing customer reengagement, we also utilize targeted promotions including time-limited free delivery offers and coupons. For shoppers, we reach them primarily through digital performance marketing and through in-app prompts. Our marketing initiatives may become increasingly expensive, and we may fail to generate a meaningful return on these initiatives, if at all. For example, we have incurred increased expenditures on our marketing and consumer incentive initiatives to accelerate the growth of our business, which have and may continue to have an effect on revenue and may harm our profitability in the near term. We also have limited experience conducting broad brand marketing campaigns and other marketing initiatives given the current scale, scope, and complexity of our business. Even if we successfully increase revenue as a result of consumer marketing efforts, it may not offset the additional marketing expenses we incur. Our marketing campaigns may also be long-term endeavors, and we may not be able to accurately assess the success of these campaigns for several periods. If our marketing efforts to help grow our business are not effective, we expect that our business, financial condition, and results of operations would be adversely affected.

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

Unfavorable publicity regarding Instacart, shoppers, customer service, or privacy, data security, and data protection practices could also harm our reputation and diminish confidence in, and the use of, our services. Fear of loss of customers or lack of customer adoption due to poor service quality or negative customer or shopper reviews or press may make retailers reluctant to join or remain on Instacart. The same negative effects could occur as a result of trust and safety or fraud incidents. The loss of customers or retailers due to poor shopper performance or a trust and safety incident caused by a shopper, customer, or third party could harm our business. In addition, negative publicity related to marketing partners or key brands that we have partnered with may damage our reputation, even if the publicity is not directly related to us. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among retailers, customers, brands, and shoppers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of retailers, customers, brands, and shoppers, and our business, financial condition, and results of operations may suffer.

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

Demand for our offerings is highly sensitive to a range of factors, including our strategies relating to the amount of potential earnings required to attract shoppers, incentives paid to shoppers, and the fees we charge retailers, customers, and brands. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, supply chain issues, the price sensitivity of consumers in different income groups or other demographics, inflation, and our current and future competitors’ pricing and marketing strategies, have in the past significantly affected and may in the future significantly affect our pricing strategies. Competition, regulation, or other factors may cause us to change the price of delivery for customers, increase the incentives we pay to shoppers that utilize Instacart, adjust the fees we charge retailers or brands, or increase our marketing and other expenses to attract and increase the engagement of retailers, customers, brands, and shoppers in response to competitive, regulatory, and other external pressures. For example, certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings, including subscription offerings for bundled services. We may need to spend significant amounts on marketing and both customer and shopper incentives to deploy innovative and novel pricing and incentive strategies to retain or attract new customers and shoppers. We have launched, and may in the future launch, new or updated pricing strategies and initiatives, such as subscription offerings like Instacart+, and customer or shopper loyalty programs, or modify existing pricing methodologies or pricing models and fulfillment options, due to a variety of reasons, including to address changes in the market for our offerings as competitors introduce new offerings and features or in response to actions taken by our retail partners, to regulatory or other legal challenges, or as we launch new strategic initiatives such as Instacart Health and Instacart Business, any of which may not ultimately be successful in attracting and engaging retailers, customers, brands, or shoppers or may negatively impact customer retention and engagement as well as our financial results. We also offer brands and retailers tools and products, including through our Eversight business, to enable them to optimize online pricing and promotions strategies. If these solutions fail to generate improved results for brands and retailer sales, brands and retailers may choose to not use such solutions. If these solutions negatively impact consumer price perception, our brand reputation and our ability to attract and retain customers could be harmed. The increasing complexity of our pricing models and related expansion of our business may also require us to update our internal systems for invoicing retailers or brands or incur costs to remediate errors or disputes in existing invoices.

Further, consumers’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. In particular, if we were to continue expanding internationally, we may be required to change our pricing strategies and to adjust to different cultural norms, including with respect to consumer pricing and gratuities. While we do and will attempt to set prices based on our prior operating experience and customer, retailer, brand, and shopper feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing, and we could be underpricing or overpricing our services. In particular, we have limited experience pricing our offerings in volatile macroeconomic environments and at the current scale, scope, and complexity of our business. As a result, our historical data and operating experience may be insufficient to adequately inform our future pricing strategies for changing market environments. In addition, if the services on Instacart change, then we may need to revise our pricing methodologies. Changes to any components of our pricing model may, among other things, result in customer dissatisfaction, lead to a loss of customers on Instacart, and seriously harm our business.

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

In addition, negative conditions in the general economy both in the United States and abroad, including conditions resulting from future public health threats, the military conflict involving Russia and Ukraine, conflicts in the Middle East, and economic sanctions imposed on Russia and Belarus, bank failures, changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, weather events, and natural catastrophes, including warfare and terrorist attacks on the United States or elsewhere, could adversely affect our liquidity and financial condition as well as demand for our offerings and the growth of our business. In particular, we generate a significant proportion of our GTV from a limited number of geographical markets. If such negative conditions disproportionally affect these markets, the demand for our offerings and the growth of our business may be more severely impacted. In addition, these events and any impact of these events on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business and the business of our retail partners and brand partners, including supply chain disruptions, as well as the ability of shoppers using Instacart to complete deliveries. Such disruptions may create additional costs for us to maintain or resume operations and may also negatively affect the growth of our business.

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

Our workforce and operations have grown substantially in recent years, and we expect to continue expanding the scale of our operations. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.

In recent years, we have experienced rapid growth in the United States and Canada, with particularly rapid growth in 2020 and 2021 due to increased demand during the COVID-19 pandemic. This expansion increased the complexity of our business and has placed, and will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage our growth effectively, which could damage our reputation and negatively affect our results of operations.

While the pace of our headcount expansion has slowed, we may grow our number of employees in order to meet our business plans or comply with regulatory changes. Our organizational structure will continue to evolve as we add additional retailers, customers, brands, shoppers, employees, offerings, and technologies, improve upon our product infrastructure, and as we continue to expand further domestically and internationally. Properly managing our growth will require us to continue to retain or hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in retaining, hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining or increasing the productivity of our existing employees and staff, our business may be harmed. Additionally, certain units of employees may decide to unionize, in which case, we would be legally compelled to enter into good faith negotiations with the union representative over a collective bargaining agreement. Such negotiations or collective bargaining agreements may negatively impact our financial performance or results of operations. Furthermore, any workforce restructuring, such as our workforce restructuring in February 2024, may result in increased attrition beyond our intended reduction, reduce employee morale, and may negatively impact employee recruiting and retention as well as our operations, our ability to grow our business, and our financial results. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. If we are unable to expand our operations, appropriately manage our headcount and retain and increase the productivity of our existing employees, or attract sufficient shoppers in an efficient manner, or if our operational technology is insufficient to reliably service customers, customer satisfaction will be adversely affected, and this may cause customers to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and results of operations.

Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated system disruptions, slow response times, or poor experiences for customers. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal control over financial reporting, we will be required to commit substantial financial, operational, and technical resources. In particular, we will need to improve our transaction processing and reporting, operational and financial systems, procedures, and controls. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. We may require additional capital and management resources to grow and mature in these areas. Such investments may also require diversion of financial resources from other projects, such as the development of Instacart and related offerings. If we are unable to manage our growth effectively, it could have a material adverse effect on our business, results of operations, and financial condition.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain, and motivate our personnel, we may not be able to grow effectively.

Our success and future growth depend largely upon the continued services of our management team. From time to time, there have been and may continue to be changes in our executive management team resulting from the hiring or departure of these personnel, due to voluntary termination of employment, illness, death, disability, or otherwise. For example, Nick Giovanni, our Chief Financial Officer, has resigned effective immediately following the filing of this Quarterly Report on Form 10-Q, and we have appointed Emily Reuter as our new Chief Financial Officer, and Asha Sharma, our former Chief Operating Officer, resigned effective March 1, 2024. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, including due to a leave of absence for medical reasons or otherwise, or the failure by our executive team to effectively work together or with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering capabilities. We do not maintain key man life insurance with respect to any member of management or other employee.

In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled personnel with the skills and technical knowledge that we require, including engineering, software design and programming, marketing, sales, and other key personnel, and our business plans and growth may depend on hiring a significant number of additional employees. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, and new hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, most of whom are at-will employees. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. Further, inflationary pressure may result in employee attrition to the extent our compensation does not keep up with inflation. Additionally, the failure to continue hiring new, or the loss of any significant number of our existing engineering personnel could harm our business, financial condition, and results of operations. These risks pertaining to the recruitment, retention, development, motivation, and productivity of our employees may persist or be heightened as a result of any workforce restructuring, including our workforce restructuring in February 2024, and if our workforce becomes increasingly distributed as a result of our Flex First workforce model. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines or experiences significant volatility (including as valuations of companies comparable to us decline due to overall market trends, inflation, and related market effects or otherwise), or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees or result in us granting additional equity awards, which would result in additional stock-based compensation expense and further dilution to our stockholders. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.

If we cannot maintain our company culture as we grow, our business and competitive position may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the offerings that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. In addition, we may find it difficult to maintain our company culture if our employees elect to work remotely on an indefinite basis as permitted by our Flex First workforce model. Remote work, as well as any workforce restructuring, including our workforce restructuring in February 2024, may negatively impact employee morale and productivity and may also harm collaboration and innovation. If we fail to maintain our company culture, our business and competitive position may be harmed.

We are exposed to collection and credit risks, which could impact our results of operations.

Our accounts receivable are subject to collection and credit risks, which could negatively impact our results of operations and affect our liquidity and our ability to fully fund our ongoing operations. Retailers are generally obligated to pay our fees within 45 days of invoicing, and brands are generally obligated to do so within 30 to 90 days. In times of economic recession or uncertainty or as a result of any disruptive event such as uncertainty in the political and regulatory environment and financial markets or future public health outbreaks, the number of retailers or brands that default on payments owed to us may increase. In addition, our results of operations may be impacted by significant bankruptcies among retailers or brands, which could negatively impact our revenue and cash flows. We cannot assure you that our processes to monitor and mitigate these risks will be effective. If we fail to adequately assess and monitor our collection and credit risks, we could experience longer payment cycles, increased collection costs, and higher bad debt expense, and our business, financial condition, and results of operations could be harmed.

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

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, consumer demands, and competitive pressures. In some circumstances, we may choose to expand our services and grow our business through the acquisition of complementary businesses and technologies rather than through internal development. For example, in August 2021, we acquired CaterXpress Pty. Ltd. DBA FoodStorm (“Foodstorm”), which offers software for self-serve kiosks that in-store customers use to place orders for catering, prepared food, deli, and bakery items; in October 2021, we acquired SBOT Technologies Inc. DBA Caper (“Caper”), a provider of artificial intelligence-powered shopping carts and consumer checkout solutions for retailers; in August 2022, we acquired Eversight, which offers AI-powered technology to create compelling savings opportunities for customers in real-time; and in September 2022, we acquired Rosie Applications Inc. (“Rosie”), which provides e-commerce storefront experiences specifically for local, independent retailers. We have also entered in the past, and will continue to seek in the future, strategic partnerships, collaborations, or commercial arrangements, or alliances with third parties, which we refer to collectively as collaborations. The identification of suitable acquisition candidates or collaborators can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions or collaborations, including as a result of regulatory inquiries or actions by antitrust authorities. In particular, our proposed or completed acquisitions or collaborations may be subject to investigations or enforcement actions by antitrust regulatory bodies in the countries in which we operate, such as the Department of Justice and the Federal Trade Commission (“FTC”), which have recently increased their scrutiny of merger or collaboration activity, particularly in the technology sector. In addition, once we have completed an acquisition, we may not be able to successfully integrate the acquired business.

Certain of our collaborations also are, and may in the future be, with third parties that are well-capitalized and have significant size, scale, geographic, and other advantages. As a result, certain of the terms in such arrangements may be less favorable to us. We will also have limited control over the amount and timing of resources that our collaborators dedicate to our arrangements. These arrangements may not lead to the business, growth, and financial outcomes that we expect, may raise new compliance-related obligations and challenges, and may also result in significantly higher costs for us or other negative impacts or impediments to our business, operations, regulatory posture, or strategy, which we may not anticipate or currently project, that result in a material adverse effect to our business, financial condition, and results of operations. In particular, these collaborations may span multiple years, include significant fees, and often require significant upfront costs. As a result, we may not be able to accurately assess the success of these collaborations for several periods and only after we have made substantial investments and expenditures. If any collaboration results in future material adverse effects to our business, financial condition, and results of operations, we may not be able to terminate such collaboration on a timely or cost-effective basis. Certain of these third parties, such as retailers and brands, also engage with our business in other aspects, and any disagreements or disputes in connection with collaborations may result in the loss of these third parties as customers or partners in other areas of our business. We have issued in the past, and may in the future issue, new equity or equity-linked securities to partners, which dilute our existing stockholders and may include affirmative or restrictive covenants as well as redemption or repurchase provisions.

The risks we face in connection with acquisitions, strategic partnerships, or collaborations include:

•negative impacts to our financial results as a result of incurring charges or fees or assuming substantial debt or other liabilities, adverse tax consequences or unfavorable accounting treatment, exposure to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, failing to generate sufficient financial return to offset additional costs and expenses related to the acquisition, partnership, or collaboration, or even significant negative impacts to our business, financial condition, and results of operations;
•regulatory inquiries or actions, including changes to applicable regulatory frameworks and/or remedies imposed by antitrust authorities such as divestitures, ownership or operational restrictions, or other structural or behavioral remedies, either as a condition to or following the completion of a transaction;
•difficulties or unforeseen expenditures in integrating the business, offerings, technologies, personnel, or operations of any company that we acquire or with which we collaborate, particularly if key personnel of an acquired company decide not to work for us, which may result in delays in integration or realization of anticipated synergies or other benefits and/or impede our ability to incorporate their results or contributions in our reported metrics;
•disruptions to our ongoing business, diversion of resources, increases to our expenses, and distraction of our management;

•potential delays or reductions of customer purchases for both us and the company we acquire or with which we collaborate due to customer uncertainty about continuity and effectiveness of service from either company or negative reputational impacts;
•potential for strategic partners or collaborators to establish or strengthen relationships with current or future retailers and customers, or other parties with whom we have relationships, which could limit our ability to promote our offerings to those parties and reduce our number of customers;
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

We track certain operational metrics, including customer, retailer, brand, and shopper counts and key business metrics such as orders and GTV, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics or how we define such metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics as of or for the applicable period of measurement, there are inherent challenges in these measurements. We have also refined and may further refine in the future our methodology for tracking certain operational metrics from time to time, to the extent practicable, including to improve overall accuracy, including for business updates, and alignment with management’s view of business and operating performance. Any of these updates may result in changes in certain business and operating trends and may impact comparability of these metrics across periods. Further, the accuracy of our operating metrics could be impacted by fraudulent users of Instacart. As a result, our expectations of future trends may not be accurate or may be overstated. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our business, reputation, financial condition, and results of operations could be adversely affected.

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

We are involved in multiple individual and class-action lawsuits and government actions that claim that shoppers should be classified as employees rather than as independent contractors. See the section titled “Legal Proceedings—Independent Contractor Classification Matters” for more information. We have incurred, and we expect to continue to incur, significant costs and legal fees in defending the status of shoppers as independent contractors. In particular, we have been and may continue to be subject to administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state statute and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. Although we believe that we comply with applicable legal requirements and that shoppers are properly classified as independent contractors, we may be required to make significant payments, including through settlements, penalties, and interest as a result of these audits. A judgment, settlement, or order issued by a court or governmental body or otherwise in connection with any judicial, administrative, or legal proceeding that results in us being prohibited from continuing to use independent-contractor shoppers in the manner we currently do, may, among other things:

•require us to adopt novel or different delivery fulfillment strategies or introduce new shopper tasks that result in increased risk of litigation against our existing business model, or may increase risk of adverse determinations in our ongoing actions and proceedings;
•significantly increase our costs to serve customers due to potential changes in our business model and fulfillment strategies that would be required;
•impair or prevent the fulfillment of customer orders, cause disruption of service to customers, or cause a reduction in fulfillment options for customers;
•impair our ability to innovate upon and expand our offerings, pursue new business verticals, or innovate on our operational strategies;
•create challenges in recruiting and retaining adequate shopper supply due to potential necessary changes including restricting the flexibility of shoppers by instituting minimum, maximum, or set hours of work, or designated locations for work, or controlling costs in other ways (such as limiting shopper access to Instacart or shopper incentives or eliminating tips), which could result in disruption to service and harm our business;
•incur significant expenses, which may be due to costs associated with existing employment-related laws, such as wage and hour laws, including minimum wage and overtime, liability for and withholding of employment taxes, and employee benefits, including medical insurance, workers compensation coverage, among others, as well as other related liabilities;
•lead us to increase customer fees or charges as a result of the increased costs resulting from shoppers being classified as employees or alternative fulfillment strategies we may implement, which may lead to customer dissatisfaction with such increased fees, which could result in significant decreases in orders, GTV, and revenue;
•expose us to significant retroactive liability, such as liability for meal breaks, overtime premiums, and statutory penalties;
•lead us to take additional actions that we determine are in the best interests of our business, customers, partners, and growth strategy, including potential cessation of operations in certain service areas;

•lead to significant operational disruptions and challenges that we do not have experience managing; and
•result in losses in excess of the accrued amounts in our reserve balances.
The impact of one or more of the foregoing would cause our results of operations to vary significantly and would materially impair our growth prospects, business, financial condition, and results of our operations and specifically impact our current financial statement presentation including revenue and cost of revenue.

Further, the state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and among governmental agencies and is subject to change based on court decisions and regulation. For example, on April 30, 2018, in its decision in Dynamex Operations West, Inc. v. L.A. Superior Court (“Dynamex”), the California Supreme Court adopted a new standard, referred to as the “ABC” test, for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders. The Dynamex decision altered the analysis of whether an individual has been properly classified as an independent contractor in California, making it more difficult to properly classify a worker as such. The California legislature subsequently codified the “ABC” test in the Dynamex decision as the default standard for independent contractor misclassification. On December 16, 2020, the California state ballot initiative, Proposition 22, which provides a framework that offers legal certainty regarding the status of independent workers offering delivery services and protects worker flexibility, the quality of on-demand work, and access to benefits for those who qualify, among other things, became effective. Proposition 22 was expected to provide more legal certainty over the status of independent workers offering delivery services in California from the time it became effective on December 16, 2020. However, on August 20, 2021, a judge in Alameda County Superior Court granted a writ that, if upheld, would order the State of California not to enforce Proposition 22 on the ground that it is unconstitutional. The California Attorney General filed an appeal, and on March 13, 2023, the appellate court largely reversed the superior court and effectively upheld Proposition 22. Plaintiffs have appealed the decision to the California Supreme Court and a hearing has been scheduled for May 21, 2024. If the appellate court ruling is reversed by the California Supreme Court, we will face legal uncertainty over whether we can properly classify shoppers in California as independent contractors as we currently do, and it may result in one or more of the impacts described above in this risk factor, which would adversely affect our business, financial condition, and results of operations. Even if Proposition 22 is determined to be enforceable, we may still face allegations that certain of our business practices do not satisfy all the elements of Proposition 22. Further, Proposition 22 entitles shoppers in California to certain new pay standards and benefits, and imposes certain requirements, which increases costs for us in California, where a large number of shoppers who use Instacart are located. While we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits.

We expect continuing challenges to the independent contractor classification of shoppers who use Instacart, or the imposition of additional requirements on the use of contractors, in California and in other jurisdictions. If legislation, regulations, or judicial decisions regarding contractors change adversely in California or other jurisdictions, including any changes similar to the Dynamex decision or California legislation, or if Proposition 22 is ultimately found to be unconstitutional, it would increase the already existing risk that shoppers who use Instacart could be construed as employees or increase costs through additional requirements imposed on the use of contractors, and would therefore significantly negatively impact our ability to contract with independent contractors for order fulfillment in those jurisdictions and result in one or more of the impacts described in the first paragraph of this risk factor, which would adversely affect our business, financial condition, and results of operations.

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

Our business is subject to changing laws, rules, and regulations, including, without limitation, federal, state, and local laws, and in the future, country specific laws, governing the internet, e-commerce, and hardware devices, including electronic payments, privacy, data security, data protection, the use of AIML technologies, pay and fee transparency, health information privacy and security, consumer protection, marketing and advertising, gift cards, health and safety, food and product safety, product labeling and traceability, import and export, zoning and permitting, hardware device certification, sustainability, environmental, tax, insurance, employment, weights and measures, alcohol and other age-restricted products, and worker classification and compensation. Some of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. New laws and regulations have been and may continue to be adopted, implemented, or interpreted to apply to us, and existing laws and regulations that we currently comply with and operate under may be interpreted differently in the future or based on changes to our business. Some of these laws and regulations will, or may in the future, require us to change our business and operations or pricing, which may be costly and harm our customer retention and engagement as well as our results of operations. Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and in particular, companies in the “gig economy” that rely on the services of independent contractors.

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

The cost of compliance with the evolving and ever-changing legal and regulatory environment may be significant and have required us to modify our business and operations or pricing. Our failure to comply with existing or future laws, rules, and regulations could subject us to litigation, audits, investigations, disputes, or other legal proceedings that could result in fines, civil liability, mandatory injunctions that change how we operate, or cessation of operations. As our business matures and we expand geographically and into different retail categories or use cases, we may become subject to new laws and regulations in new jurisdictions. It is difficult to predict how existing and future laws will be applied to our business as it exists today and may exist in the future.

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

In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. For example, the CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also creates restrictions on “sales” of personal information and the use of personal information for cross-context behavioral advertising that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our marketing programs and our Instacart Ads offerings rely on these technologies and could be adversely affected by the CCPA’s restrictions. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for certain data breaches. Additionally, the California Privacy Rights Act (“CPRA”), expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. The CPRA also restricts the use of certain categories of sensitive personal information that we handle; further restricts the use of cross-context behavioral advertising techniques on which our marketing programs and Instacart Ads offerings rely; establishes restrictions on the retention of personal information; and expands the types of data breaches subject to the private right of action. Certain states have also recently passed comprehensive privacy laws that took effect or will take effect in the near future. These new general privacy laws create restrictions on our business that are similar to the CPRA, including restrictions on “sales” of personal information and cross-context behavioral advertising. These privacy-related laws and regulations are evolving and subject to interpretation, and the resulting limitations on our advertising services has in the past adversely affected and may in the future adversely affect our marketing initiatives and Instacart Ads offerings. Similar laws are being considered in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, and we expect additional investment in compliance to be required. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and expose us to additional liability.

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

Foreign privacy laws are also undergoing a period of rapid change, have become more stringent in recent years, and may increase the costs and complexity of offering our offerings in new geographies. In Canada, where we operate, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation (“CASL”), prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards. The Canadian province of Quebec also passed a comprehensive privacy law that grants individuals extensive rights with respect to their personal information, including the right to consent to certain marketing and advertising practices. In addition, certain of our subsidiaries have immaterial operations in China, Australia, and Mexico and are subject to, respectively, China’s Personal Information Protection Law, Australia’s Privacy Act 1988 and Spam Act 2003, and Mexico’s Federal Law for the Protection of Personal Data Held by Private Parties. These laws impose a number of requirements on our processing of personal information and direct marketing activities that may increase our compliance costs and risk of facing regulatory enforcement action.

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

In addition, major technology platforms on which we rely, privacy advocates, and industry groups have regularly proposed, and may propose in the future, platform requirements or self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may lose access to technology platforms on which we rely and face substantial regulatory enforcement, liability, and fines. For example, Apple requires mobile applications using its operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to “track them across apps or websites owned by other companies” or access their device’s advertising identifier for advertising and advertising measurement purposes. Other technology platforms are considering similar restrictions. Such restrictions could limit the efficacy of our marketing activities and our Instacart Ads offerings. In addition to existing privacy-related laws, platform requirements, and binding self-regulatory standards, certain legislative proposals and draft regulations seek to further regulate targeted advertising activities, and regulators are increasingly scrutinizing the use of online tracking tools and compliance with requirements related to the online behavioral advertising ecosystem. As a result, we may be required to develop alternative solutions to support our marketing initiatives and/or change the way we deliver our Instacart Ads offerings. In addition, consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms (such as browser signals from the Global Privacy Control) as a result of regulatory or legal developments, the adoption by consumers of browser settings or “ad-

blocking” software, and the development and deployment of new technologies could materially impact our ability to collect and use data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations.

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

The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business and occupation tax, commercial activity tax, business license tax, digital advertising tax, and gross receipts tax, to our business is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations, and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. States, localities, the U.S. federal government, and taxing authorities in other countries may seek to impose additional reporting, recordkeeping, and/or indirect tax collection obligations on our business that facilitate online commerce. For example, taxing authorities in the United States and other countries have required e-commerce platforms to calculate, collect, and remit indirect taxes for transactions taking place over the internet. A majority of U.S. state jurisdictions have enacted laws requiring marketplaces to collect and remit sales taxes on sales of their third-party sellers. Tax authorities have questioned our interpretation of taxability of our business operations, and various parties have from time to time filed, and may in the future file, complaints related to our current and historical approach to treatment of our sales tax obligations and service fee disclosures. If other agencies or parties challenge our approach to treatment of our sales tax obligations and service fee disclosures, or if such agencies and parties bring novel claims under existing laws relating to these categories of indirect taxes and service fee disclosures, we could face higher sales taxes or be subject to fines or penalties, any of which could adversely affect our business and results of operations. New legislation could also require us to incur substantial costs, including costs associated with tax calculation, collection, and remittance, and audit requirements, and could adversely affect our business and results of operations. Furthermore, if our employees elect to work remotely on a longer-term basis as a result of our Flex First workforce model, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may be increased.

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

Instacart and our offerings are subject to U.S. export controls, including the Export Administration Regulations, and we incorporate encryption technology into certain of our offerings. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report. In addition, we have immaterial operations in China relating to the design, engineering, and supply of Caper Carts to certain of our retail partners’ stores in North America, whose operations are subject to import and export controls. Any adverse changes in trade relations with China, such as tariff increases and import and export licensing and control requirements, could interfere with the shipment of Caper Carts to our retail partners, which could have a negative impact on future development and adoption of Caper Carts and related prospects.

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

We have expanded our presence internationally. We launched operations in Canada in December 2017 and have acquired companies that have immaterial operations in certain other countries. We expect to continue to expand our international operations and are evaluating opportunities across the world but do not have plans to launch significant operations in any specific geographic area at this time. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. For example, we have immaterial operations in China relating to the design, supply, and engineering of Caper Carts. The possibility of adverse changes in trade or political relations with China, political instability, or increases in labor costs could interfere with the manufacturing and/or shipment of Caper Carts. Our immaterial business operations in China may also be negatively impacted by the current and future political environment in China. We also rely on third-party manufacturers in Asia for Caper Carts, which exposes us to risks such as historically lower protection of intellectual property rights, unexpected or unfavorable changes in regulatory requirements, volatility in currency exchange rates, and difficulties associated with the Chinese legal system. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.

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

Our offerings incorporate certain third-party software obtained pursuant to licenses or service agreements from other companies, including but not limited to, for our background checks, data visualization, mapping, and database tools. Such third parties may discontinue their products or services, cease to provide their products or service to us, go out of business, or otherwise cease to provide support for such products or services in the future. Although we believe that there are commercially reasonable alternatives to the third-party software or services we currently license or receive, this may not always be the case, or it may be difficult or costly to replace existing third-party software or find a replacement third-party service. Our use of additional or alternative third-party software would require us to engage with third parties, and we may not be able to enter into agreements with such third parties on advantageous terms. In addition, integration of the software used in our offerings with new third-party software may require significant work and substantial investment of our time and resources. To the extent that our offerings depend upon the successful operation of third-party software, any undetected errors or defects in, or disruptions to the functionality of, such third-party software could prevent the deployment or impair the functionality of our offerings, delay new offering introductions, result in a failure of our offerings, and injure our reputation, which in each case could harm our financial condition and results of operations.

We currently rely on a small number of third-party service providers to host or support a significant portion of Instacart technology infrastructure and data, and any interruptions or delays in services from these third parties could impair the delivery of our offerings and harm our business.

We currently host Instacart technology infrastructure and data and support our operations using a combination of a small number of third-party service providers, including Amazon Web Services and Google Cloud Platform. We do not have control over the operations of the facilities of the hosting providers that we use, and these third-party operations and co-located data centers may experience break-ins, computer viruses, denial-of-service or other cyber-attacks, sabotage, acts of vandalism, and other misconduct. These facilities may also be vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events. We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, website hosting disruptions, and capacity constraints. Any such limitation on the capacity of our third-party service providers could impede our ability to provide services to our customers and retail and brand partners, onboard new customers, expand the usage of our existing customers, or effectively detect or respond to other issues with our services, which could adversely affect our business, financial condition, and results of operations. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. A prolonged service disruption affecting our service for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party service providers we use.

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

•actual or anticipated fluctuations in our results of operations and growth rates;
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

Further, certain holders of our capital stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

The existence of our share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock, and any announcement of a termination of this program may result in a decrease in our stock price. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, as well as to invest in securities to generate returns on our cash balance. We also may fail to realize the anticipated long-term stockholder value of any share repurchase program.

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

Our executive officers, directors, and greater than 5% stockholders, in the aggregate, beneficially own a significant portion of our outstanding common stock. Furthermore, certain of our current directors were initially appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors, and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

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
This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (“Securities Act”), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America are the exclusive forums for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions, and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

General Risk Factors
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq Global Select Market, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a newly public company that is subject to these new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we have incurred substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. As a result of the disclosure obligations required of a public company, our business and financial condition have become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations, and financial condition.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the fiscal year ending December 31, 2024. This assessment will need to include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our second annual report required to be filed with the SEC following our IPO. We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; stock-based compensation; valuation of equity awards; legal and loss contingencies; income taxes; and capitalized internal-use software. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2024:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)			(in thousands)		(in millions)
January 1, 2024 to January 31, 2024	358	$23.81		358		$455
February 1, 2024 to February 29, 2024	22,850	$27.62	—	22,838	—	$324
March 1, 2024 to March 31, 2024	2,209	$34.10		2,209	—	$249
Total	25,417			25,405	—
___________

(1) In November 2023, our board of directors approved a share repurchase program with authorization to purchase up to an aggregate of $500 million of our common stock and in February 2024, our board of directors approved the repurchase of an additional $500 million of our common stock. The share repurchase program has no expiration date. In determining the authorization of the share repurchase program, including the amount authorized, our board of directors considered the trading price levels of our common stock, including relative to that of comparable companies, our cash position, and other relevant business, tax, and legal factors. Our board of directors also considered our profitability and positive operating cash flow in recent periods, which enable us to both engage in capital return and reinvest in our talent, technology, and long-term endeavors to drive more profitable growth and help our partners navigate the digital transformations of their businesses. As such, our board of directors believes that these factors will allow us to generate more value for our stockholders over the long term. For more information regarding the risks associated with our share repurchase program, see the section titled “Risk Factors—Risks Related to Ownership of Our Common Stock—We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.”
(2) Shares repurchased includes shares repurchased and cancelled to satisfy withholding tax obligations related to the vesting of certain restricted stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Maplebear Inc.	8-K	001-41805	3.1	9/22/2023
3.2	Certificate of Designation of Series A Convertible Preferred Stock.	8-K	001-41805	3.2	9/22/2023
3.3	Amended and Restated Bylaws of Maplebear Inc.	S-1/A	333-274213	3.4	9/11/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

MAPLEBEAR INC.

Date:	May 10, 2024	By:	/s/ Fidji Simo
Fidji Simo
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 10, 2024	By:	/s/ Nick Giovanni
Nick Giovanni
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2024	By:	/s/ Alan Ramsay
Alan Ramsay
Chief Accounting Officer
(Principal Accounting Officer)