Form 10-Q
period 2024-06-30
Maplebear Inc.
filed 2024-08-09
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The registrant had outstanding 260,804,661 shares of common stock, par value $0.0001 per share, as of July 31, 2024.

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
•our ability to identify, complete, and achieve anticipated business and financial benefits from acquisitions, strategic investments, collaborations, commercial arrangements, alliances or partnerships that complement and expand the functionality of Instacart and our offerings;
•our prices and pricing methodologies and our expectations for the impact of pricing on our competitive position and our financial results;
•our ability to successfully defend litigation and government proceedings brought against us;
•the implications from any legislative, regulatory, judicial, administrative, or legal proceeding that changes our current relationship with shoppers, and the potential impacts on our business operations, our business model, fulfillment strategies, and financial performance;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	As of December 31,	As of June 30,
	2023	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,137	$1,434
Short-term marketable securities	49	9
Accounts receivable, net of allowance of $4 and $5, respectively	853	888
Restricted cash and cash equivalents, current	137	128
Prepaid expenses and other current assets	129	126
Total current assets	3,305	2,585
Restricted cash and cash equivalents, noncurrent	19	19
Property and equipment, net	135	174
Operating lease right-of-use assets	31	26
Intangible assets, net	77	64
Goodwill	318	318
Deferred tax assets, net	830	802
Other assets	12	39
Total assets	$4,727	$4,027
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72	$57
Accrued and other current liabilities	451	466
Operating lease liabilities, current	13	13
Deferred revenue	197	214
Total current liabilities	733	750
Operating lease liabilities, noncurrent	27	19
Other long-term liabilities	40	37
Total liabilities	800	806
Commitments and contingencies (Note 9)
Series A redeemable convertible preferred stock; $0.0001 par value per share; 5,833 shares authorized, issued, and outstanding as of December 31, 2023 and June 30, 2024	177	182
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 24,167 shares authorized as of December 31, 2023 and June 30, 2024; zero shares issued and outstanding as of December 31, 2023 and June 30, 2024	—	—
Common stock, $0.0001 par value per share; 2,000,000 shares authorized as of December 31, 2023 and June 30, 2024; 279,046, and 263,573 shares issued and outstanding as of December 31, 2023 and June 30, 2024, respectively	—	—
Additional paid-in capital	6,382	6,525
Accumulated other comprehensive income (loss)	3	(2)
Accumulated deficit	(2,635)	(3,484)
Total stockholders’ equity	3,750	3,039
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$4,727	$4,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue	$716	$823	$1,475	$1,643
Cost of revenue	189	200	366	406
Gross profit	527	623	1,109	1,237
Operating expenses:
Operations and support	61	69	128	142
Research and development	130	185	257	300
Sales and marketing	166	203	327	387
General and administrative	51	114	128	212
Total operating expenses	408	571	840	1,041
Income from operations	119	52	269	196
Other income (expense), net	3	(1)	3	(2)
Interest income	20	17	34	39
Income before provision for income taxes	142	68	306	233
Provision for income taxes	28	7	64	42
Net income	$114	$61	$242	$191
Undistributed earnings attributable to preferred stockholders	(114)	—	(220)	—
Accretion related to Series A redeemable convertible preferred stock	—	(3)	—	(5)
Net income attributable to common stockholders, basic	$—	$58	$22	$186
Undistributed earnings reallocated to common stockholders	—	—	5	—
Net income attributable to common stockholders, diluted	$—	$58	$27	$186
Net income per share attributable to common stockholders:
Basic	$—	$0.22	$0.30	$0.69
Diluted	$—	$0.20	$0.27	$0.64
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	72,266	265,542	72,222	270,012
Diluted	72,266	286,256	99,334	290,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net income	$114	$61	$242	$191
Other comprehensive income (loss):
Net unrealized gain on available-for-sale marketable securities, net of tax	—	—	2	—
Change in foreign currency translation adjustments	2	—	1	(5)
Total other comprehensive income (loss)	2	—	3	(5)
Comprehensive income	$116	$61	$245	$186

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Exchangeable Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	167,302	$2,822	72,230	$—	689	$—	$918	$(5)	$(977)	$(64)
Exercise of common stock options	—	—	98	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	46	—	—	—	—	—	—	—
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(23)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5	—	—	5
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1)	—	(1)
Net unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	—	—	128	128
Balances at March 31, 2023	167,302	$2,822	72,351	$—	689	$—	$923	$(4)	$(849)	$70
Exercise of common stock options	—	—	25	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5	—	—	5
Foreign currency translation adjustments	—	—	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	—	—	114	114
Balances at June 30, 2023	167,302	$2,822	72,376	$—	689	$—	$928	$(2)	$(735)	$191

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	5,833	$177	279,046	$—	$6,382	$3	$(2,635)	$3,750
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	7,409	—	—	—	—	—
Exercise of common stock options	—	—	7,719	—	49	—	—	49
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(3,040)	—	(83)	—	—	(83)
Stock-based compensation	—	—	—	—	17	—	—	17
Foreign currency translation adjustments	—	—	—	—	—	(5)	—	(5)
Repurchase and retirement of common stock	—	—	(25,405)	—	—	—	(715)	(715)
Net income	—	—	—	—	—	—	130	130
Balances at March 31, 2024	5,833	$179	265,729	$—	$6,363	$(2)	$(3,220)	$3,141
Accretion of Series A redeemable convertible preferred stock	—	3	—	—	(3)	—	—	(3)
Issuance of common stock upon settlement of restricted stock units	—	—	4,147	—	—	—	—	—
Exercise of common stock options	—	—	3,557	—	25	—	—	25
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(174)	—	(6)	—	—	(6)
Stock-based compensation	—	—	—	—	146	—	—	146
Repurchase and retirement of common stock	—	—	(9,686)	—	—	—	(325)	(325)
Net income	—	—	—	—	—	—	61	61
Balances at June 30, 2024	5,833	$182	263,573	$—	$6,525	$(2)	$(3,484)	$3,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2024
OPERATING ACTIVITIES
Net income	$242	$191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22	24
Stock-based compensation expense	9	145
Provision for bad debts	9	12
Amortization of operating lease right-of-use assets	7	6
Deferred income taxes	18	27
Other	(7)	2
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	69	(49)
Prepaid expenses and other assets	11	(22)
Accounts payable	(41)	(16)
Accrued and other current liabilities	(97)	20
Deferred revenue	20	18
Operating lease liabilities	(7)	(7)
Other long-term liabilities	(13)	(2)
Net cash provided by operating activities	242	349
INVESTING ACTIVITIES
Purchases of marketable securities	(80)	(5)
Maturities of marketable securities	191	44
Purchases of property and equipment, including capitalized internal-use software	(22)	(38)
Other investing activities	—	(1)
Net cash provided by investing activities	89	—
FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	—	(89)
Proceeds from exercise of stock options	—	74
Deferred offering costs paid	(1)	—
Repurchases of common stock	—	(1,040)
Net cash used in financing activities	(1)	(1,055)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	3	(6)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	333	(712)
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	1,599	2,293
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$1,932	$1,581
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of tax refunds	$34	$12
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$1	$18
Changes in accrued purchases of property and equipment, including capitalized internal-use software	$6	$(5)
Accretion of Series A redeemable convertible preferred stock	$—	$5
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,838	$1,434
Restricted cash and cash equivalents, current	75	128
Restricted cash and cash equivalents, noncurrent	19	19
Total cash, cash equivalents, and restricted cash and cash equivalents	$1,932	$1,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Business
Description of Business
Maplebear Inc., doing business as (“DBA”) Instacart (the “Company”), was incorporated in Delaware on August 3, 2012 and is headquartered in San Francisco, California. The Company is a diversified technology business that operates a technology solution that enables connections and transactions among retailers, end users, advertisers, shoppers, and other partners mainly throughout the United States and Canada. End users are provided the ability to transact with retailers for grocery and non-grocery items and with shoppers to pick and deliver the items on the end user’s behalf. Retailers contract with the Company to have their goods available for search, selection, and purchase, generally for a percentage of the total purchase value from the sale of goods, on a fee per transaction basis, or some combination thereof. Advertisers have the opportunity to purchase Sponsored Product ads, display ads, coupons, and a variety of other online advertising services. Shoppers, who are independent contractors that pick and deliver orders, use the Company’s technology solution for fulfillment or delivery service opportunities primarily on a fee per batch basis. The Company also sells software-as-a-service offerings primarily targeted at retailers and charges fees for such offerings.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods covered by the financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, (i) revenue recognition, including revenue-related reserves, (ii) stock-based compensation, (iii) valuation of the Company’s equity awards, (iv) legal and other loss contingencies, (v) income taxes, and (vi) capitalized internal-use software. The Company determines its estimates and judgments on historical experience and on various other assumptions

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
that it believes are reasonable under the circumstances. However, actual results could differ from these estimates, and these differences may be material to the condensed consolidated financial statements.

The Company has considered the impacts of macroeconomic trends affecting the Company’s markets and industry such as higher inflation, rising interest rates, the effects of supply chain challenges, cessation of government aid programs, geopolitical conflicts, uncertainty regarding an economic recession and associated decreases in consumer discretionary income, changing consumer preferences, and the effects of severe weather patterns on the assumptions and inputs supporting certain of the Company’s estimates, assumptions, and judgments. The level of uncertainties and volatility in the global financial markets and economies, as well as the uncertainties related to these macroeconomic factors, geopolitical environment, and their effects on the Company’s operations and financial performance, means that these estimates may change in future periods as new events occur and additional information is obtained.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions)
Transaction	$510	$595	$1,069	$1,198
Advertising and other	206	228	406	445
Total revenue	$716	$823	$1,475	$1,643

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue by geographic areas based on bill-to location was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions)
United States	$691	$791	$1,426	$1,578
International (1)	25	32	49	65
Total revenue	$716	$823	$1,475	$1,643
___________
(1) No individual international country represented 10% or more of the Company’s total revenue for the three and six months ended June 30, 2023 and 2024.
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue is primarily comprised of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2023 and June 30, 2024 is expected to be recognized within a year. During the six months ended June 30, 2023 and 2024, the Company recognized $134 million and $147 million of revenue, respectively, from the deferred revenue balance as of December 31, 2022 and 2023.

There were no material contract assets as of December 31, 2023 or June 30, 2024.
Concentrations of Credit Risk
No customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2023 and one customer accounted for 12% of the Company’s accounts receivable as of June 30, 2024.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$597	$—	$—	$597
U.S. government and government agency debt securities	—	113	—	113
Total cash equivalents	597	113	—	710
Short-term marketable securities
U.S. government and government agency debt securities	—	9	—	9
Total short-term marketable securities	—	9	—	9
Total	$597	$122	$—	$719

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

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three or six months ended June 30, 2023 or 2024.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in millions)
Cash equivalents
Money market funds	$597	$—	$—	$597
U.S. government and government agency debt securities	113	—	—	113
Total cash equivalents	710	—	—	710
Short-term marketable securities
U.S. government and government agency debt securities	9	—	—	9
Total short-term marketable securities	9	—	—	9
Total	$719	$—	$—	$719
For the purposes of computing realized and unrealized gains and losses, the cost of investments sold is based on the specific-identification method. The unrealized losses on the Company’s availability-for-sale debt securities as of December 31, 2023 and June 30, 2024 were immaterial.
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,		As of June 30,
	2023		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$1,280	$1,280	$719	$719
Total	$1,280	$1,280	$719	$719

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,	As of June 30,
		2023	2024

	(in years)	(in millions)
Computer equipment	3	$17	$18
Furniture and fixtures	5	11	10
Leasehold improvements	2-8	22	23
Capitalized internal-use software	2-5	135	181
Total property and equipment		185	232
Less: accumulated depreciation and amortization		(50)	(58)
Total property and equipment, net		$135	$174

Depreciation expense related to the Company’s property and equipment was $3 million and $2 million for the three months ended June 30, 2023 and 2024, respectively, and $6 million and $4 million for the six months ended June 30, 2023 and 2024, respectively. Amortization expense related to the Company’s internal-use software, which is primarily recorded within cost of revenue in the condensed consolidated statements of operations, was $1 million and $3 million for the three months ended June 30, 2023 and 2024, respectively, and $2 million and $6 million for the six months ended June 30, 2023 and 2024, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three months ended June 30, 2023 and 2024, the Company capitalized $20 million and $24 million of internal-use software costs, inclusive of an immaterial amount and $10 million of stock-based compensation expense, respectively. During the six months ended June 30, 2023 and 2024, the Company capitalized $27 million and $46 million of internal-use software costs, inclusive of an immaterial amount and $18 million of stock-based compensation expense, respectively.

7.	Goodwill and Intangible Assets, Net
Goodwill

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2024.

Intangible Assets, Net

Intangible assets, net, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(43)	$48	3.3
Customer relationships	27	(13)	14	2.3
Patents	13	(4)	9	5.5
Other	8	(2)	6	5.9
Total intangible assets, net	$139	$(62)	$77

	As of June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(51)	$40	3.0
Customer relationships	27	(17)	10	1.9
Patents	14	(5)	9	5.1
Other	8	(3)	5	5.9
Total intangible assets, net	$140	$(76)	$64

Amortization expense totaled $7 million and $7 million for the three months ended June 30, 2023 and 2024, respectively, and $14 million and $14 million for the six months ended June 30, 2023 and 2024, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2024, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
Remainder of 2024	$12
2025	22
2026	17
2027	7
2028	4
Thereafter	2
Total	$64

8.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,	As of June 30,
	2023	2024

	(in millions)
Accrued legal and regulatory matters	$59	$63
Accrued shopper and merchant liability (1)	113	124
Accrued advertising	58	49
Accrued compensation and benefits	38	32
Accrued professional, legal, and contractor services	47	49
Sales and indirect tax liabilities	35	37
Insurance reserves	32	44
Other	69	68
Total	$451	$466
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

9.	Commitments and Contingencies
Leases
The Company’s leases primarily include corporate offices and warehouse space. The lease terms of operating leases vary from one year to 11 years, with expirations through January 2029. The Company has leases that include one or more options to extend the lease term for up to five years, as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Most of these options to extend or terminate the lease do not create a significant economic incentive to extend the lease term and hence are not recognized as part of the Company’s operating lease liabilities and operating lease right-of-use assets. The Company did not modify, enter into, or acquire any material leasing arrangements during the three or six months ended June 30, 2023 or 2024.

Sales and Indirect Taxes
The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The Company believes it properly accrues and pays taxes according to its understanding of the tax requirements in each taxing

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
jurisdiction; however it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology solution. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion of an audit examination with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $32 million and $29 million as of December 31, 2023 and June 30, 2024, respectively, and was included within other long-term liabilities on the condensed consolidated balance sheets. The Company recognized a reserve release of $12 million and $2 million related to these reserves for three months ended June 30, 2023 and 2024, respectively. The Company recognized a reserve release of $11 million and $3 million for the six months ended June 30, 2023 and 2024. These amounts were recorded within general and administrative expense in the condensed consolidated statements of operations.
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

Further, on December 16, 2020, the California state ballot initiative, Proposition 22, which provides a framework that offers legal certainty regarding the status of independent workers offering delivery services in California and protects worker flexibility, the quality of on-demand work, and access to benefits for those who qualify, among other things, became effective. The Company provides appropriate worker benefits and other protections in accordance with Proposition 22, including guaranteed minimum earnings, healthcare subsidies, insurance, and safety trainings. Although the constitutionality of Proposition 22 was subsequently challenged, on July 25, 2024, the California Supreme Court upheld Proposition 22 as constitutional. However, there may continue to be legal challenges, or legislative or other attempts to amend or otherwise invalidate the benefits, protections, or the independent worker status provided by Proposition 22. Further, any future judgments, settlements, or orders issued by a court or governmental body or otherwise in connection with any judicial, administrative, or legal proceeding that results in the Company being prohibited from continuing to use independent-contractor shoppers in the manner it currently does would likely result in increases to its costs related to shoppers and decreases in the breadth of its offerings and geographic coverage. Further, if the Company changes its offerings or increases customer fees as a result of the increased costs, such changes may result in lower order volumes, which in turn would have an adverse effect on the Company’s business, financial condition, and results of operations.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company is also involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions, in Alaska, Florida, New Jersey, New York, Pennsylvania, Washington, and Wisconsin. The Company believes that it complies with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, the Company disputes that it is obligated to provide such additional benefits under state law and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain, such that any reasonably possible loss or range of loss cannot be estimated. However, the results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on the Company’s business, financial conditions, results of operations, and cash flows. In March 2023, the Company entered into a settlement agreement with the California Employment Development Department to resolve disputes concerning alleged unemployment insurance contributions for $32 million. In April 2023, the settlement became effective after the approval by the California Attorney General and an Administrative Law Judge of the California Unemployment Insurance Appeal Board. This amount was previously accrued for and subsequently paid during the year ended December 31, 2023.

The Company is also currently involved in several putative class and collective actions, thousands of alleged individual claims, including those brought or threatened to be brought in arbitration or compelled to arbitrate pursuant to its independent contractor agreements, and matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified shoppers as independent contractors and related claims. None of the putative class or collective actions have progressed to or resulted in class certification. Those involving misclassification are stayed pending prior-filed cases or have motions to compel individual arbitration pending in court.

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

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the condensed consolidated statements of operations. During periods where the settled amount is less than the loss reserved or if the Company estimates that an outstanding claim is less than that previously recorded, the Company will recognize a reserve release related to the claims within general and administrative expense in the condensed consolidated statements of operations. During the three months ended June 30, 2023 and 2024, the Company recognized a reserve release and a loss related to these claims of $8 million and $4 million, respectively. During the six months ended June 30, 2023 and 2024, the Company recognized a reserve release and a loss related to these claims of $6 million and $7 million, respectively. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable preferred stock to its redemption value over the period from issuance through redemption date. The accretion was $3 million and $5 million during the three and six months ended June 30, 2024, respectively.

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
No dividends were declared or paid during the three or six months ended June 30, 2023 or 2024.

11.	Stockholders' Equity
Stock Repurchase Program

In November 2023, the Company’s board of directors authorized a $500 million share repurchase program, which was subsequently increased to $1 billion in February 2024. During the three and six months ended June 30, 2024, the Company repurchased and retired a total of 7,399,495 and 32,804,891 shares of its common stock, respectively, for an aggregate amount of $250 million and $965 million, respectively, which completed the repurchases under the share repurchase program originally authorized in November 2023. The amount of shares repurchased during the six months ended June 30, 2024 included 14,395,994 shares repurchased in privately negotiated transactions with three shareholders in February 2024 for an aggregate amount of $390 million. In June 2024, the Company’s board of directors authorized a new $500 million share repurchase program. During the three months ended June 30, 2024, the Company repurchased and retired a total of 2,286,998 shares of its common stock under the new share repurchase program for an aggregate amount of $75 million. As of June 30, 2024, the Company had $425 million remaining available to repurchase shares pursuant to the new share repurchase program.

The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax recognized as part of the cost basis of shares acquired during the three and six months ended June 30, 2024 was immaterial.

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,	As of June 30,
	2023	2024

	(in thousands)
Series A redeemable convertible preferred stock	5,833	5,833
Restricted stock units	33,459	28,473
Stock options outstanding	19,553	8,273
Remaining shares available for future issuance	39,523	50,123
Shares available for issuance under the 2023 Employee Stock Purchase Plan	7,000	9,790
Total	105,368	102,492

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to the rights of the holders of redeemable convertible preferred stock and approval from the holders of the Series A redeemable convertible preferred stock, as applicable. No dividends were declared or paid during the three or six months ended June 30, 2023 or 2024.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
The following table summarizes the activity related to the Company’s equity incentive plans:

	Shares Available for Future Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in years)	(in millions)
As of January 1, 2024	39,523	19,553	$8.60	3.36	$302
Additional shares reserved	13,952	—
Options exercised	—	(11,275)	$6.53
Options cancelled and forfeited	5	(5)	$8.43
Shares withheld related to net share settlement	3,214	—
Restricted stock units granted	(10,799)	—
Restricted stock units forfeited	4,228	—
As of June 30, 2024	50,123	8,273	$11.43	3.69	$178
Options vested and expected to vest as of June 30, 2024		8,273	$11.43	3.69	$178
Options exercisable as of June 30, 2024		8,207	$11.14	3.69	$178
The total intrinsic value of the stock options exercised during the six months ended June 30, 2023 and 2024 was $4 million and $279 million, respectively. The total fair value of stock options vested during the six months ended June 30, 2023 and 2024 was $3 million and $3 million, respectively. No options were granted during the three or six months ended June 30, 2023 or 2024.
Restricted Stock
The following table summarizes the activity related to the Company’s restricted stock for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2024	326	$82.83
Vested	(99)	$120.48
Unvested and outstanding as of June 30, 2024	227	$66.37

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
RSUs
The following table summarizes the activity related to the Company’s RSUs for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2024	29,119	$49.45
Granted (1)	10,799	$36.00
Vested	(7,217)	$50.79
Vested and not settled	(216)	$74.68
Forfeited	(4,228)	$51.35
Unvested and outstanding as of June 30, 2024	28,257	$43.47
___________
(1) Includes 586,920 of RSUs with certain service-based and gross transaction value (“GTV”) performance conditions granted during the six months ended June 30, 2024, which represents 100% achievement.

In April 2024, the Company granted an aggregate of 586,920 RSUs to certain employees of the Company that vest upon satisfaction of certain performance-based and service-based vesting conditions. The performance-based vesting conditions will be satisfied based on the proportion of certain GTV targets achieved during applicable performance periods. The actual number of shares that may satisfy the performance-based vesting condition ranges from 0% to 100% of the maximum achievable shares for that performance period. Shares that satisfy the performance-based condition are subject to a service-based condition that vests quarterly over a period of one year following the applicable performance period. Each of the RSU awards granted is subject to potential vesting acceleration under certain circumstances. The weighted-average grant-date fair value per share of such awards is $36.35 and the weighted-average requisite service period is satisfied over a period of 2.70 years.
Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations related to stock options, restricted stock, and RSUs, as applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions)
Cost of revenue	$—	$2	$—	$4
Operations and support	—	5	—	5
Research and development	2	75	4	54
Sales and marketing	1	23	2	32
General and administrative	1	31	3	50
Total stock-based compensation expense (1)	$4	$136	$9	$145
___________
(1) Stock-based compensation expense during the six months ended June 30, 2024 includes a benefit of $4 million, $79 million, $8 million, and $4 million for operations and support, research and development, sales and marketing, and general and administrative, respectively, related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures during the three months ended March 31, 2024 and for terminated employees in connection with the restructuring plan.

As of June 30, 2024, there was $607 million of unrecognized stock-based compensation expense related to all unvested equity awards, which is expected to be recognized over a weighted-average period of 1.76 years.

The amount of stock-based compensation capitalized related to the development of internal-use software was immaterial and $10 million during the three months ended June 30, 2023 and 2024, respectively. The amount of stock-based compensation capitalized related to the development of internal-use software was immaterial and $18 million during the six months ended June 30, 2023 and 2024, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The income tax benefit recognized related to equity awards was immaterial and $35 million during the three months ended June 30, 2023 and 2024, respectively. The income tax benefit was immaterial and $32 million during the six months ended June 30, 2023 and 2024, respectively.

12.	Income Taxes
The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.

The Company’s effective tax rates for each period presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company’s effective tax rate was 19.7% and 10.9% for the three months ended June 30, 2023 and 2024, respectively. The Company’s effective tax rate was 21.0% and 18.1% for the six months ended June 30, 2023 and 2024, respectively. The Company’s provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in foreign jurisdictions.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The computation of basic and diluted net income per share attributable to common stockholders was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$114	$61	$242	$191
Less: Undistributed earnings attributable to preferred stockholders	(114)	—	(220)	—
Less: Accretion related to Series A redeemable convertible preferred stock	—	(3)	—	(5)
Net income attributable to common stockholders, basic	$—	$58	$22	$186
Add: Undistributed earnings reallocated to common stockholders	—	—	5	—
Net income attributable to common stockholders, diluted	$—	$58	$27	$186

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	72,266	265,542	72,222	270,012
Weighted-average effect of dilutive securities:
Stock options	—	6,890	23,576	9,266
Restricted stock units	—	13,824	—	11,705
Unvested restricted non-voting common stock	—	—	26	—
Non-voting common stock warrants	—	—	3,510	—
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	72,266	286,256	99,334	290,983
			$—
Net income per share attributable to common stockholders:
Basic	$—	$0.22	$0.30	$0.69
Diluted	$—	$0.20	$0.27	$0.64

The following potentially dilutive outstanding securities were excluded from the computation of diluted income per share attributable to common stockholders because their effect was not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in thousands)
Redeemable convertible preferred stock	167,692	—	167,692	—
Series A redeemable convertible preferred stock	—	5,833	—	5,833
Stock options	29,910	450	450	450
Restricted stock units	—	240	—	799
Unvested restricted non-voting common stock	107	227	107	227
Non-voting common stock warrants	7,431	—	—	—
Total	205,140	6,750	168,249	7,309

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in thousands)
Restricted stock units	63,467	1,937	63,467	1,937
Unvested restricted non-voting common stock	450	—	450	—
Total	63,917	1,937	63,917	1,937

14.	Related Party Transactions
The Company is party to agreements with a software vendor, whose former executive officer is a member of the Company’s board of directors, whereby the Company primarily pays the vendor usage-based subscription fees for the use of the software. During the three and six months ended June 30, 2023, no amounts and less than $1 million, respectively, were paid in connection with this software subscription. No amounts were paid in connection with this software subscription during the three months ended March 31, 2024. During the three and six months ended June 30, 2023, $6 million and $11 million, respectively, were recognized within operating expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2024, $8 million was included within operating expenses in the condensed consolidated statements of operations. As of December 31, 2023 $13 million was included within prepaid expenses and other current assets on the condensed consolidated balance sheets and no amounts were due to this vendor. Subsequent to the executive officer’s resignation on February 27, 2024, the software vendor is no longer a related party.

15.	Restructuring
On February 9, 2024, the Company initiated restructuring actions with respect to its workforce intended to improve operational efficiencies and better align the Company’s organizational structure with current business needs, top strategic priorities, and key growth initiatives. The plan included the reduction of approximately 250 employees, or 7% of the Company’s employees.

During the three and six months ended June 30, 2024, the Company recognized an immaterial amount and $18 million in restructuring charges related to cash expenditures for severance payments and other termination benefits. During the three months ended March 31, 2024, the Company also recognized an immaterial amount of stock-based compensation expense related to the accelerated vesting of equity awards, which was offset by a $46 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring.

The following table summarizes the restructuring costs recognized by line item within the condensed consolidated statements of operations for the six months ended June 30, 2024:

Six Months Ended June 30, 2024

(in millions)
Operations and support	2
Research and development	9
Sales and marketing	3
General and administrative	4
Total	$18

As of June 30, 2024, the liabilities relating to the remaining restructuring charges are immaterial.

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

Macroeconomic Impacts

Our business, financial condition, and key business metrics have been, and are expected to continue to be impacted by recent macroeconomic trends affecting our markets and industry such as higher inflation, rising interest rates, the effects of supply chain challenges, cessation of government aid programs, geopolitical conflicts, uncertainty regarding an economic recession and associated decreases in consumer discretionary income, changing consumer preferences, and the effects of severe weather patterns. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures and rising interest rates, as well as cessation of government aid, have adversely impacted and continue to adversely impact order volumes, customer acquisition and retention, and demand for premium or discretionary grocery purchases.

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

Some jurisdictions have adopted, and may adopt in the future, regulations that impact whether we can or should classify shoppers as independent contractors. For example, in California, the state ballot initiative, Proposition 22, which became effective on December 16, 2020, provides a framework that offers legal certainty regarding the status of independent workers offering delivery services and protects worker flexibility, the quality of on-demand work, and access to benefits for those who qualify. Although the constitutionality of Proposition 22 was subsequently challenged, on July 25, 2024, the California Supreme Court upheld Proposition 22 as constitutional. As a result, we expect Proposition 22 to provide more legal certainty over the status of independent workers offering delivery services in California. However, there may continue to be legal challenges, or legislative or other attempts to amend or otherwise invalidate the benefits, protections or the independent worker status provided by Proposition 22.

In addition to California, we expect continuing challenges to the independent contractor classification of shoppers who use Instacart in other jurisdictions in which we operate, as well as the possibility of additional requirements on the use of contractors. Any successful challenges, changes in law, or other legal uncertainty with respect to independent contractor classification may adversely impact our financial condition, business, and results of operations. For additional information about the risks to our business related to independent contractor classification, see the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—If the contractor status of shoppers who use Instacart is successfully challenged, or if additional requirements are placed on our engagement of independent contractors, we may face adverse business, financial, tax, legal, and other consequences.”

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,
	2023	2024	% Change

	(in millions, except percentages)
Orders	66.3	70.8	7%
GTV	$7,472	$8,194	10%
Revenue	$716	$823	15%
Gross profit	$527	$623	18%
Gross margin	74%	76%
Gross profit as a percent of GTV	7.1%	7.6%
Net income	$114	$61	(46)%
Net income as a percent of revenue	16%	7%
Net income as a percent of GTV	1.5%	0.7%
Adjusted EBITDA (1)	$110	$208	89%
Adjusted EBITDA margin (1)	15%	25%
Adjusted EBITDA as a percent of GTV (1)	1.5%	2.5%
___________
(1) Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin are non-GAAP financial measures. For more information regarding our use of these measures and reconciliation to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “—Non-GAAP Financial Measures.”

Orders

We define an order as a completed customer transaction to purchase goods for delivery or pickup primarily from a single retailer on Instacart during the period indicated, including those completed through Instacart Marketplace or retailers’ owned and operated online storefronts that are powered by Instacart Enterprise Platform. We believe that orders are an indicator of the scale and growth of our business as well as the value we bring to our constituents.

In the second quarter of 2024, orders increased to 70.8 million, or 7% growth, compared to the same quarter of 2023, which was driven primarily by new customers and increased engagement of existing customers.

Gross Transaction Value

We define GTV as the value of the products sold based on prices shown on Instacart, in addition to applicable taxes, deposits and other local fees, customer tips, which go directly to shoppers, customer fees, which include flat subscription fees related to Instacart+ that are charged monthly or annually, and other fees. GTV consists of orders primarily completed through Instacart Marketplace or services that are part of the Instacart Enterprise Platform. We believe that GTV indicates the health of our business, including our ability to drive revenue and profits, and the value we provide to our constituents. We have experienced and expect to continue to experience fluctuations in GTV growth over the near term.

In the second quarter of 2024, GTV increased to $8,194 million, or 10% growth compared to the same quarter of 2023, driven primarily by the increase in orders and, to a lesser extent, higher average order value.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In the second quarter of 2024, gross profit increased to $623 million, or 18% growth, compared to the same quarter of 2023, and gross margin increased from 74% in second quarter of 2023 to 76% in the second quarter of 2024, primarily due to transaction revenue increasing at a faster pace than cost of revenue.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income, adjusted to exclude (i) provision for income taxes, (ii) interest income, (iii) other income (expense), net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) acquisition-related expenses, and (x) restructuring charges. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “—Non-GAAP Financial Measures.”

In the second quarter of 2024, Adjusted EBITDA increased to $208 million, or 89% growth compared to the same quarter of 2023, primarily driven by revenue growth and efficiencies within adjusted total operating expenses. Our Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

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
Advertising revenue is recognized upon delivery of clicks for Sponsored Product ads, upon delivery of impressions or over the contract term on a fixed fee basis for display ads, or upon redemptions of coupons. Advertising and other revenue has historically been, and is expected to continue to be, seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. In addition, we expect our advertising and other revenue growth rate and advertising and other investment rate (which we define as advertising and other revenue in a given period divided by GTV in such period) to continue to fluctuate, particularly during periods of acceleration or decreases in our GTV growth or periods in which we may generate more GTV growth from sources where we historically do not provide advertising. We expect our advertising and other revenue growth to fluctuate in the near term due to changes in brand partner spend, including as a result of the macroeconomic factors described above and in response to our GTV growth trends, which may occur on a delayed basis.
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
In April 2023 and 2024, certain employees elected to receive cash in lieu of a portion of certain future equity awards to be granted by our board of directors, and as a result, cash compensation expense and stock-based compensation expense within operations and support, research and development, sales and marketing, and general and administrative expense fluctuated through the second quarter of 2024 and are expected to continue to fluctuate over the near term.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency.
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
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions)
Revenue	$716	$823	$1,475	$1,643
Cost of revenue (1)(2)	189	200	366	406
Gross profit	527	623	1,109	1,237
Operating expenses:			—
Operations and support (1)(2)	61	69	128	142
Research and development (1)(2)	130	185	257	300
Sales and marketing (1)(2)	166	203	327	387
General and administrative (1)(2)	51	114	128	212
Total operating expenses	408	571	840	1,041
Income from operations	119	52	269	196
Other income (expense), net	3	(1)	3	(2)
Interest income	20	17	34	39
Income before provision for income taxes	142	68	306	233
Provision for income taxes	28	7	64	42
Net income	$114	$61	$242	$191

(1) Amounts include depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions)
Cost of revenue	$6	$8	$12	$15
Operations and support	1	—	2	1
Research and development	1	1	2	2
Sales and marketing	2	2	4	4
General and administrative	1	1	2	2
Total depreciation and amortization expense	$11	$12	$22	$24

(2) Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions)
Cost of revenue	$—	$2	$—	$4
Operations and support	—	5	—	5
Research and development	2	75	4	54
Sales and marketing	1	23	2	32
General and administrative	1	31	3	50
Total stock-based compensation expense	$4	$136	$9	$145

The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(as a percent of revenue)(1)
Revenue	100%	100%	100%	100%
Cost of revenue	26	24	25	25
Gross profit	74	76	75	75
Operating expenses:
Operations and support	9	8	9	9
Research and development	18	22	17	18
Sales and marketing	23	25	22	24
General and administrative	7	14	9	13
Total operating expenses	57	69	57	63
Income from operations	17	6	18	12
Other income (expense), net	—	—	—	—
Interest income	3	2	2	2
Income before provision for income taxes	20	8	21	14
Provision for income taxes	4	1	4	3
Net income	16%	7%	16%	12%
___________
(1) Totals of percent of revenue may not foot due to rounding.

Comparison of the Three and Six Months Ended June 30, 2023 and 2024

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions)				(in millions)
Transaction	$510	$595	$85	17%	$1,069	$1,198	$129	12%
Advertising and other	206	228	22	11%	406	445	39	10%
Total revenue	$716	$823	$107	15%	$1,475	$1,643	$168	11%

The increase in transaction revenue during the second quarter of 2024, compared to the same quarter of 2023, was primarily driven by growth in GTV, which grew 10%, increased fulfillment efficiencies, and the lapping of one-time retailer credits and concessions in the prior year, partially offset by increased investments in consumer incentives in the second quarter of 2024.

The increase in transaction revenue during the first six months of 2024, compared to the same period of 2023 was primarily driven by growth in GTV, which grew 11%, increased fulfillment efficiencies, and the lapping of one-time retailer credits and concessions in the prior year, partially offset by increased investments in consumer incentives in the first six months of 2024.

The increase in advertising and other revenue during the second quarter of 2024, compared to the same quarter of 2023, was primarily driven by an increase in advertising volume, partially offset by changes in spend by certain of our brand partners in response to macroeconomic uncertainty and changes in our brand partners’ businesses and performance. Advertising and other investment rate of 2.8% during the second quarter of 2024 remained flat compared to the same period of 2023.

The increase in advertising and other revenue during the first six months of 2024, compared to the same period of 2023, was primarily driven by an increase in advertising volume, partially offset by changes in spend by certain of our brand partners in response to macroeconomic uncertainty and changes in our brand partners’ businesses and performance.

Advertising and other investment rate of 2.7% remained flat during the first six months of 2024, compared to the same period of 2023.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions, except percentages)				(in millions)
Cost of revenue	$189	$200	$11	6%	$366	$406	$40	11%
Gross profit	$527	$623	$96	18%	$1,109	$1,237	$128	12%
Gross margin	74%	76%			75%	75%

The increase in cost of revenue during the second quarter of 2024, compared to the same quarter of 2023, was primarily due to an increase of $8 million in credit card processing fees and $6 million in customer success and professional services costs, partially offset by a decrease of $5 million in payment chargebacks.

The increase in cost of revenue during the first six months of 2024, compared to the same period of 2023, was primarily due to an increase of $21 million in credit card processing fees and $14 million in customer success and professional services costs.

The increase in gross profit during the second quarter of 2024, compared to the same quarter of 2023, was primarily driven by the increase in transaction revenue due to the factors described above. The increase in gross margin during the second quarter of 2024, compared to the same period of 2023, was primarily primarily due to transaction revenue increasing at a faster pace than cost of revenue.

The increase in gross profit during the first six months of 2024, compared to the same period of 2023, was primarily driven by the increase in transaction revenue due to the factors described above. Gross margin during the first six months of 2024, compared to the same period of 2023, remained flat.

Operations and Support

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions, except percentages)				(in millions)
Operations and support	$61	$69	$8	13%	$128	$142	$14	11%
Percent of revenue	9%	8%			9%	9%

The increase in operations and support expense during the second quarter of 2024, compared to the same quarter in 2023, was not material.

The increase in operations and support expense during the first six months of 2024, compared to the same period of 2023, was primarily due to an increase of $6 million in costs for subscriptions and software and $5 million in compensation costs, primarily driven by an increase in stock-based compensation expense and restructuring charges including severance and other benefits.

Research and Development Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions, except percentages)				(in millions)
Research and development	$130	$185	$55	42%	$257	$300	$43	17%
Percent of revenue	18%	22%			17%	18%

The increase in research and development expense during the second quarter of 2024, compared to the same quarter in 2023, was primarily due to a net increase of $61 million in total compensation costs, partially offset by an increase of $6 million in capitalized software development costs. The net increase in total compensation cost was primarily driven by an increase of stock-based compensation expense, partially offset by a decrease in cash compensation expense related to changes in the mix of our employee cash and equity compensation and reduced headcount following our restructuring plan.

The increase in research and development expense during the first six months of 2024, compared to the same period of 2023, was primarily due to a net increase of $57 million in total compensation costs partially offset by an increase of $20 million in capitalized software development costs. The net increase in total compensation cost was primarily driven by an increase in stock-based compensation expense, inclusive of an offsetting benefit of $79 million related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with the restructuring plan, and was partially offset by a decrease in cash compensation expense related to reduced headcount following our restructuring plan and changes in the mix of our employee cash and equity compensation.

Sales and Marketing Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions, except percentages)				(in millions)
Sales and marketing	$166	$203	$37	22%	$327	$387	$60	18%
Percent of revenue	23%	25%			22%	24%

The increase in sales and marketing expense during the second quarter of 2024, compared to the same quarter in 2023, was primarily due to an increase of $21 million in compensation costs, primarily driven by an increase in stock-based compensation expense, and an increase of $7 million in marketing costs.

The increase in sales and marketing expense during the first six months of 2024, compared to the same period of 2023, was primarily due to an increase of $37 million in compensation costs, primarily driven by an increase in stock-based compensation expense, inclusive of an offsetting benefit of $8 million related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring, and an increase of $14 million in marketing costs.

General and Administrative Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions, except percentages)				(in millions)
General and administrative	$51	$114	$63	124%	$128	$212	$84	66%
Percent of revenue	7%	14%			9%	13%

The increase in general and administrative expense during the second quarter of 2024, compared to the same quarter of 2023, was primarily due to an increase of $31 million in accruals for sales and indirect taxes and legal matters and settlements and a net increase of $23 million in total compensation costs, primarily driven by an increase in stock-based compensation expense, partially offset by a decrease in cash compensation expense related to the mix of our employee cash and equity compensation and reduced headcount following our restructuring plan.

The increase in general and administrative expense during the first six months of 2024, compared to the same period of 2023, was primarily due to a net increase of $42 million in total compensation costs and increase of $27 million in accruals for sales and indirect taxes and legal matters and settlements. The net increase in total compensation costs was primarily driven by an increase in stock-based compensation expense, inclusive of an offsetting benefit of $4 million related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring, partially offset by a decrease in cash compensation expense related to changes in the mix of our employee cash and equity compensation and reduced headcount following our restructuring plan.

Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions)				(in millions)
Interest income	$20	$17	$(3)	(15)%	$34	$39	$5	15%

The decrease in interest income during the second quarter of 2024, compared to the same quarter of 2023, was immaterial.

The increase in interest income during the first six months of 2024, compared to the same period of 2023, was primarily due to higher average interest rates earned on our cash and cash equivalents, restricted cash and cash equivalents, and short-term investments.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions)				(in millions)
Provision for income taxes	$28	$7	$(21)	(75)%	$64	$42	$(22)	(34)%

The decrease in the provision for income taxes during the second quarter of 2024 and the first six months of 2024, compared to the same periods of 2023, was primarily due to a decrease in income before provision for income taxes due to the factors described above, an increase in the tax benefit recognized on stock-based compensation, and an increase in research and development credits generated.

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

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income, adjusted to exclude (i) provision for income taxes, (ii) interest income, (iii) other income (expense), net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) acquisition-related expenses, and (x) restructuring charges. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.

We include Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin in this Quarterly Report on Form 10-Q because they are important measures upon which our management assesses our operating performance and the operating leverage in our business. Because Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin facilitate internal comparisons of our historical operating performance, including as an indication of our revenue growth and operating efficiencies when compared to GTV and revenue over time, we use them to evaluate the effectiveness of our strategic initiatives and for business planning purposes. We also believe that Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin, when taken collectively, may be useful to investors because they provide consistency and comparability with past financial performance, so that investors can evaluate our operating efficiencies by excluding certain items that may not be indicative of our business, results of operations, or outlook. In addition, we believe Adjusted EBITDA is widely used by investors, securities analysts, rating agencies, and other parties in evaluating companies in our industry as a measure of operational performance.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Net income	$114	$61	$242	$191
Add (deduct):
Provision for income taxes	28	7	64	42
Interest income	(20)	(17)	(34)	(39)
Other (income) expense, net	(3)	1	(3)	2
Depreciation and amortization expense	11	12	22	24
Stock-based compensation expense (1)	4	136	9	145
Payroll taxes related to stock-based compensation (2)	—	6	—	19
Certain legal and regulatory accruals and settlements, net (3)	(7)	4	(6)	7
Reserves for sales and other indirect taxes (4)	(12)	(2)	(11)	(3)
Acquisition-related expenses	(5)	—	(4)	—
Restructuring charges (5)	—	—	—	18
Adjusted EBITDA	$110	$208	$279	$406
GTV	$7,472	$8,194	$14,937	$16,513
Net income as a percent of GTV	1.5%	0.7%	1.6%	1.2%
Adjusted EBITDA as a percent of GTV	1.5%	2.5%	1.9%	2.5%
Revenue	$716	$823	$1,475	$1,643
Net income as a percent of revenue	16%	7%	16%	12%
Adjusted EBITDA margin	15%	25%	19%	25%
___________
(1) The six months ended June 30, 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with the restructuring plan.
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

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Cost of revenue	$189	$200	$366	$406
Adjusted to exclude the following:
Depreciation and amortization expense	(6)	(8)	(12)	(15)
Stock-based compensation expense	—	(2)	—	(4)
Adjusted cost of revenue	$183	$190	$354	$387
Cost of revenue as a percent of GTV	2.5%	2.4%	2.5%	2.5%
Adjusted cost of revenue as a percent of GTV	2.4%	2.3%	2.4%	2.3%

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

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Operations and support	$61	$69	$128	$142
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	—	(2)	(1)
Stock-based compensation expense (1)	—	(5)	—	(5)
Payroll taxes related to stock-based compensation (2)	—	(1)	—	(2)
Restructuring charges (3)	—	—	—	(2)
Adjusted operations and support	$60	$63	$126	$132
Operations and support as a percent of GTV	0.8%	0.8%	0.9%	0.9%
Adjusted operations and support as a percent of GTV	0.8%	0.8%	0.8%	0.8%
___________
(1) Stock-based compensation expense for the six months ended June 30, 2024 was offset by a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Research and development	$130	$185	$257	$300
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)	(2)	(2)
Stock-based compensation expense (1)	(2)	(75)	(4)	(54)
Payroll taxes related to stock-based compensation (2)	—	(3)	—	(11)
Restructuring charges (3)	—	—	—	(9)
Adjusted research and development	$127	$106	$251	$224
Research and development as a percent of GTV	1.7%	2.3%	1.7%	1.8%
Adjusted research and development as a percent of GTV	1.7%	1.3%	1.7%	1.4%
___________
(1) The six months ended June 30, 2024 includes a $79 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024, and for terminated employees in connection with the restructuring plan.
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

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Sales and marketing	$166	$203	$327	$387
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)	(4)	(4)
Stock-based compensation expense (1)	(1)	(23)	(2)	(32)
Payroll taxes related to stock-based compensation (2)	—	(1)	—	(3)
Acquisition-related expenses	5	—	4	—
Restructuring charges (3)	—	—	—	(3)
Adjusted sales and marketing	$168	$177	$325	$345
Sales and marketing as a percent of GTV	2.2%	2.5%	2.2%	2.3%
Adjusted sales and marketing as a percent of GTV	2.2%	2.2%	2.2%	2.1%
___________
(1) The six months ended June 30, 2024 includes an $8 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
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

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions, except percentages)
General and administrative	$51	$114	$128	$212
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)	(2)	(2)
Stock-based compensation expense (1)	(1)	(31)	(3)	(50)
Payroll taxes related to stock-based compensation (2)	—	(1)	—	(3)
Certain legal and regulatory accruals and settlements, net (3)	7	(4)	6	(7)
Reserves for sales and other indirect taxes (4)	12	2	11	3
Restructuring charges (5)	—	—	—	(4)
Adjusted general and administrative	$68	$79	$140	$149
General and administrative as a percent of GTV	0.7%	1.4%	0.9%	1.3%
Adjusted general and administrative as a percent of GTV	0.9%	1.0%	0.9%	0.9%
___________
(1) The six months ended June 30, 2024 includes a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
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

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Total operating expenses	$408	$571	$840	$1,041
Adjusted to exclude to the following:
Depreciation and amortization expense	(5)	(4)	(10)	(9)
Stock-based compensation expense (1)	(4)	(134)	(9)	(141)
Payroll taxes related to stock-based compensation (2)	—	(6)	—	(19)
Certain legal and regulatory accruals and settlements, net (3)	7	(4)	6	(7)
Reserves for sales and other indirect taxes (4)	12	2	11	3
Acquisition-related expenses	5	—	4	—
Restructuring charges (5)	—	—	—	(18)
Adjusted total operating expenses	$423	$425	$842	$850
Total operating expenses as a percent of GTV (6)	5.5%	7.0%	5.6%	6.3%
Adjusted total operating expenses as a percent of GTV (6)	5.7%	5.2%	5.6%	5.1%
___________
(1) The six months ended June 30, 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with the restructuring plan.
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

Liquidity and Capital Resources

Since our founding, we have financed our operations primarily through the net proceeds we have received from the issuance of equity securities and through fees received from retailers, customers, and brands. As of June 30, 2024, we had cash and cash equivalents of $1.4 billion and marketable securities of $9 million which were primarily held for working capital purposes.

Since our founding, we have primarily generated losses from our operations as reflected in our accumulated deficit of $3.5 billion as of June 30, 2024. While we generated positive cash flows from operating activities during the year ended December 31, 2022 and 2023 and during the six months ended June 30, 2024, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

In November 2023, our board of directors authorized a share repurchase program to purchase up to an aggregate of $500 million of our common stock, which was subsequently increased to $1 billion in February 2024. In June 2024, our board of directors authorized a new share repurchase program to purchase up to an aggregate of $500 million of our common stock. At the time of authorization, no capacity remained under the previous share repurchase program. During the six months ended June 30, 2024, we repurchased and subsequently retired 35 million shares of our common stock for an aggregate purchase price of $1,040 million under the share repurchase programs. The amount of shares repurchased and retired included 14 million shares repurchased in privately negotiated transactions with three shareholders in February 2024 for an aggregate amount of $390 million, with the remaining shares purchased in the open market.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and beyond. However, our future cash requirements will depend on many factors, including our growth rate, the timing and the amount of cash received from retailers, customers, brands, and other partners, the timing and extent of spending to support our research and development efforts as well as sales and marketing activities, the introduction of enhancements, the continuing market adoption of Instacart, and the volume and timing of our share repurchases. In addition, we may enter into additional or expanded retailer, customer, brand, or other relationships, as well as agreements to acquire or invest in complementary businesses, products, teams, and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional financing sooner than we currently anticipate. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. In particular, recent volatility in the global financial markets, including due to heightened inflation and rising interest rates and other macroeconomic conditions, geopolitical conflicts, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2024

	(in millions)
Net cash provided by operating activities	$242	$349
Net cash provided by investing activities	89	—
Net cash used in financing activities	(1)	(1,055)

Cash Flows from Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities was $349 million, which consisted of net income of $191 million, adjusted for certain non-cash items of $216 million, and net cash outflows from changes in operating assets and liabilities of $58 million. The non-cash items primarily consisted of stock-based compensation expense of $145 million, deferred income taxes of $27 million, depreciation and amortization expense of $24 million, and provision for bad debt of $12 million. The net cash outflows from changes in our operating assets and liabilities were primarily due to a $49 million increase in accounts receivable, a $22 million increase in prepaid expenses and other assets, a $16 million decrease in accounts payable, partially offset by a $20 million increase in accrued and other liabilities and an $18 million increase in deferred revenue. The changes in working capital were primarily due to growth of our business, which resulted in an increase in revenue and accounts receivable and increased spend related to the usage of software subscriptions for hosting arrangements.

For the six months ended June 30, 2023, net cash provided by operating activities was $242 million, which consisted of net income of $242 million, adjusted for certain non-cash items of $58 million, and net cash outflows from changes in operating assets and liabilities of $58 million. The non-cash items primarily consisted of depreciation and amortization expense of $22 million, deferred income taxes of $18 million, stock-based compensation expense of $9 million, provision for bad debt of $9 million, and amortization of operating lease right-of-use assets of $7 million. The net cash outflows from changes in our operating assets and liabilities were primarily due to $97 million decrease in accrued and other current liabilities, $41 million decrease in accounts payable, and a $13 million decrease in other long-term liabilities, partially offset by a $69 million decrease in accounts receivable, a $20 million increase in deferred revenue, and an $11 million decrease in prepaid expenses and other assets. These cash outflows were primarily due to growth in our business partially offset by timing of vendor payments.

Cash Flows from Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities was flat, comprised primarily of purchases of marketable securities of $44 million, offset by purchases of property and equipment, including capitalized internal-use software of $38 million and purchases of marketable securities of $5 million.

For the six months ended June 30, 2023, net cash provided by investing activities was $89 million, comprised of maturities of marketable securities of $191 million, partially offset by purchases of marketable securities of $80 million and purchases of property and equipment, including capitalized internal-use software of $22 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, net cash used in financing activities was $1,055 million, comprised of repurchases of common stock of $1,040 million and taxes paid related to net share settlement of equity awards of $89 million, partially offset by proceeds from the exercise of stock options of $74 million.

For the six months ended June 30, 2023, net cash used in financing activities was not material.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and exchange risk, interest rate risk, and inflation risk as follows:

Foreign Currency and Exchange Risk
We transact business globally in multiple currencies, with the vast majority of our cash generated from revenue denominated in U.S. dollars and a small amount denominated in Canadian dollars, Australian dollars, and euros. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar.

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

Interest Rate Risk

As of June 30, 2024, we had cash and cash equivalents of $1.4 billion and marketable securities of $9 million invested in a variety of securities, including money market funds, and U.S. government and agency securities. In addition, we had $147 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of June 30, 2024.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable, including due to the timing of any lifting of existing stays or the timing and final amounts of settlements with adverse parties, and our chances of success on the merits for any proceeding remain uncertain. In particular, an adverse ruling in connection with any misclassification class action may negatively impact our chances of success on the merits or settlement negotiation posture for our other outstanding misclassification claims and proceedings. As a result, such legal proceedings, individually or in the aggregate, could have a material impact on our business, financial condition, and results of operations. While we have accrued a legal reserve balance of $61 million as of June 30, 2024 relating to these misclassification claims and proceedings, as further described in Note 9 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, any actual losses incurred in connection with these claims against us may differ from the initial estimates of loss, including as a result of settlement negotiations, and such differences could be material. Regardless of the outcome, litigation and arbitration of these matters could have an adverse impact on us because of defense and settlement costs, individually and in the aggregate, diversion of management resources, and other factors.

We also anticipate future claims, lawsuits, arbitration proceedings, administrative actions, and government investigations and audits in various jurisdictions challenging our classification of shoppers as independent contractors and not employees. In California, Proposition 22 provides more legal certainty regarding the status of independent workers offering delivery services in California from the time it became effective on December 16, 2020. Although the constitutionality of Proposition 22 was subsequently challenged, on July 25, 2024, the California Supreme Court upheld Proposition 22 as constitutional. However, there may continue to be legal challenges, or legislative or other attempts to amend or otherwise invalidate the benefits, protections or the independent worker status provided by Proposition 22. Any future judgments, settlements, or orders issued by a court or governmental body or otherwise in connection with any judicial, administrative, or legal proceeding that results in us being prohibited from continuing to use independent-contractor shoppers in the manner we currently do would materially impair our business, growth, and results of operations due to a variety of factors including but not limited to, our adoption of one or more alternative fulfillment strategies and the associated costs that would be required, defense and settlement costs, individually and in the aggregate, diversion of management resources, and such proceedings may result in additional contingency reserves for purposes of our financial statements. In addition, even though Proposition 22 was upheld, we may still face allegations that certain of our business practices do not satisfy all of the elements of Proposition 22. While we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits. For more information, see the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—If the contractor status of shoppers who use Instacart is successfully challenged, or if additional requirements are placed on our engagement of independent contractors, we may face adverse business, financial, tax, legal, and other consequences” and the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Shopper Classification Developments.

We are also involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions, in Alaska, Florida, New Jersey, New York, Pennsylvania, Washington, and Wisconsin. We believe that we comply with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, we dispute that we are obligated to provide such additional benefits under state law and plan to vigorously contest any adverse assessment or determination. Our chances of success on the merits are still uncertain, such that any reasonably possible loss or range of loss cannot be estimated. However, the results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on our business, financial conditions, results of operations, and cash flows.

Securities Litigation

On January 25, 2024, a purported shareholder filed suit against us and certain of our current and former officers and directors in the Northern District of California, on behalf of a putative class of purchasers of our common stock in our IPO or between September 19, 2023 and October 1, 2023. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) in connection with the IPO, and seeks damages and attorneys’ fees, among other things. The case is at a very preliminary stage.

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
•comply with existing and new laws, regulations and judgments or settlements applicable to our business;
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

Our ability to generate profit is highly impacted by growth in our diversified revenue streams and our ability to drive operational efficiencies in our business. Our efforts to maintain and increase our profitability may not succeed due to factors such as evolving consumer behavior trends in grocery shopping, including the impacts of future public health outbreaks, customer engagement and retention, changes in our revenue mix and retailer, customer, and brand partner fees, the costs associated with complying with evolving regulatory regimes, including costs associated with order fulfillment, collection and credit risks, our ability to hire and retain highly skilled personnel, unfavorable macroeconomic conditions, our ability to effectively scale our operations, and the continuing evolution of the online grocery industry, many of which are beyond our control.

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
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives may also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the grocery industry. Any failure to adequately increase revenue or manage operating costs could prevent us from sustaining or increasing profitability. Expansion of our offerings, such as to include new use cases, additional technologies, fulfillment options, additional geographic markets, or retail categories adjacent to grocery, may initially harm our profitability. For example, we have made and may continue to make concessions to retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. These retailer concessions negatively impact our revenue and financial results and the process for determining and quantifying the impact of these concessions requires judgment and estimates. As a result, the impact of retailer concessions on our financial results may continue into future periods or have higher impacts than we anticipate. We may also incur higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in grocery shopping. For example, our sales and marketing expenses as well as consumer incentive costs have increased and may continue to increase in the near term. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the shopping experience, and optimize costs such as shopper earnings, payment processing, customer and shopper support, and shopper acquisition and onboarding costs. We have expanded gross margin and optimized operating costs through these efficiencies in the past but the pace of such expansion has normalized and may decelerate further in the future. We also face greater compliance costs associated with the increased scope of our business and being a public company.

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
•comply with existing and new laws, regulations and judgments or settlements applicable to our business;
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
•hire, integrate, and retain talented people at all levels of our organization; and
•successfully maintain and enhance our offerings and our technology infrastructure for retailers, customers, brands, and shoppers.
Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer history operating our business at its current scale, scope, and complexity, operated in a more predictable market or regulatory environment, or had more certainty regarding levels of demand for our offerings. We have limited experience operating our business at its current scale but without the demand levels driven by the COVID-19 pandemic and its variant outbreaks, and our future growth will depend heavily on our ability to successfully execute on our strategic initiatives without these factors. For example, as we continue to expand our business, we have introduced and scaled new features, use cases (such as convenience and restaurants), fulfillment options (such as pickup and priority), and functionalities in our offerings, and made strategic investments in new technologies and initiatives (such as Connected Stores). We have also invested heavily in our Instacart Ads product capabilities and in growing the number of brands that use our services. In addition, we have recently invested in new strategic initiatives such as Instacart Health and Instacart Business to expand the scope of our business. Our future growth depends on the perceived value of our expanded offerings as a whole to retailers, customers, brands, and shoppers, as well as our ability to balance the effects of various strategic initiatives, including our focus on further scaling our operations to improve our margin and profitability. For example, as we promote Instacart+ to customers to increase customer loyalty and order volume, we may experience lower average order value from such customers. We have limited experience operating this expanded business model and may not be able to accurately predict and plan for the impacts it may have on our growth rates, revenue mix, gross margin and profitability, as well as outside factors that may impact our business model, such as changes in consumer shopping behavior, retailer preferences, competition, and macroeconomic factors.

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
•macroeconomic uncertainty, inflation, elevated interest rates, supply chain challenges, cessation of government aid programs, and actual or perceived risk of economic recession;
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
Although we believe that many customers originate from word-of-mouth customer acquisition and other non-paid referrals, we expect to continue to expend resources for customer acquisition and engagement, including through offering discounts and running promotions, all of which could impact our overall profitability. We have experienced and may continue to experience decreases in new customer acquisition rates and customer cohort retention, particularly among our customer cohorts acquired during the COVID-19 pandemic and variant outbreaks, which have negatively impacted and may continue to negatively impact GTV and orders. These decreases are due to a variety of factors, including, to a large extent, the subsiding impact of the COVID-19 pandemic and variant outbreaks on demand for online grocery as well as macroeconomic uncertainty, actual or perceived risks of economic recession, cessation of government aid, and inflation. Other factors may include the increasing initial size of our customer cohorts as our business scales and the increasing demographic diversity of our customer base. As a result, we have increased and expect to continue to increase our customer acquisition spend, including incentives, paid marketing, and brand marketing campaigns to acquire new customers and increase the engagement of our existing customers, which may harm our margin and profitability and our efforts to drive efficiencies in our operating expenses. If we are not successful in our marketing efforts, we may not be able to retain our existing customers or convert first-time customers, including those using consumer incentives such as discount promotions, into customers who regularly use and engage with our offerings. We may also fail to achieve or maintain sufficient customer engagement with our platform due to inflationary or recessionary economic pressures that result in decreases in consumer discretionary income, including any reductions in government aid, as well as other shifts in consumer shopping behaviors. It is increasingly important to our business and our ability to grow for consumers to perceive long-term value from Instacart versus in-store shopping or less costly alternatives, particularly for lower income consumers. Further, we may not be able to accurately assess the effectiveness of our marketing campaigns and strategies in acquiring new customers or increasing existing customer engagement for several periods. The effectiveness of our marketing campaigns and strategies may also be obfuscated due to temporary or periodic external factors, such as future public health outbreaks, macroeconomic factors, and changes in the regulatory landscape. Failure to effectively design and conduct such campaigns and strategies may negatively impact our ability to acquire new customers and increase engagement with existing customers, which would harm our revenue growth and business. Consumers also have different grocery needs and preferences depending on demographics, and these priorities may shift as they age. We face heavy competition for consumers in certain demographics, including those in younger age groups who prioritize use cases, features, and fulfillment options that are different from customers in older age groups, such as convenience and specific product categories, as well as those in different income groups who may prioritize value over convenience or selection. If we do not successfully address the current and future needs of consumers in different demographics, primarily certain age and income groups, including through brand marketing campaigns and introduction and promotion of relevant use cases, features, fulfillment options, and other functionalities, we may be unable to attract new customers or increase engagement with existing customers. In addition, we may also experience increased customer churn, including to competitors, which would harm our business.

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

We enter into services agreements with our retail partners that provide for service fees in exchange for providing access to our technology solutions. We recognize revenue as a percentage of the total purchase value from the sale of goods, a per transaction fee, the difference in price between amounts charged to customers for goods and the actual settlement price to the retailer for the goods, a license fee for the use of our technology platform, or a combination thereof. Payment by retailers is generally due immediately to 45 days upon receipt of invoice. Retailers have in the past decided and may in the future decide to not renew their agreements while others have in the past modified and may in the future modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal due to factors such as macroeconomic uncertainty, the impact of future public health outbreaks, dissatisfaction with existing or proposed terms in their service agreements, changes in consumer shopping behavior and preferences on Instacart and among our use cases, fulfillment options, and competitive offerings. For example, we have modified, and may need to modify in the future, retailer fee arrangements to attract and retain retailers, modify payment processing arrangements, or make other changes that reduce our transaction revenue, in each case due to competition, retailer business downturns, and other factors. Some retailers have in the past shifted and may in the future shift away from exclusive arrangements with us for various reasons, including to partner with other or additional online grocery platforms, and additional retailers may decide to shift away from such arrangements in the future. Our inability to maintain our relationships with retailers on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure, impact grocery product and/or offering pricing, and otherwise adversely affect our business, financial condition, and results of operations. Retailer consolidation may also result in a decrease in or cessation of engagement with Instacart, or result in Instacart receiving less favorable contract terms with the consolidated entity. Retailers could also experience downturns or fail, including due to macroeconomic pressures, fail to adopt additional offerings or fulfillment methods or fail to launch or utilize our offerings in the manner and timing that we expect, or cease using Instacart altogether for many reasons. The grocery industry has traditionally been slow to adopt new technologies, fulfillment options, and online enablement in general, including due to lack of confidence in the online grocery industry, preference for in-store shopping due to resulting organic shopping behaviors, or general resistance to adopting Instacart, and is typically characterized by comparatively lower margin and high cash needs. As a result, we have at times experienced, and may continue to experience, slower adoption and implementation of our offerings by our retail partners as well as retailer turnover. If we lack a sufficient variety and supply of retailers, or lack access to the most popular retailers, such that Instacart becomes less appealing to consumers and brands, our business may be harmed.

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

We are continuing to build, grow, and scale our Instacart Ads offerings and our advertising revenue model. Our agreements with brand partners provide that service fees are paid for continually promoting a brand during the duration of the term applicable to a given advertising campaign. Contracts applicable to a given advertising campaign are typically less than one year in duration. We recognize revenue in the amount that we have the right to invoice as advertising services are rendered, which occurs upon delivery of clicks for Sponsored Product ads, upon delivery of impressions, or over the contract term on a fixed fee basis for display ads, or upon redemption of coupons. Payment for our advertising offerings is generally due 30 to 90 days upon receipt of invoice. Although we have significantly grown our advertising and other revenue and launched a number of new advertising capabilities in recent years, we are still optimizing and refining the execution of our growth strategy for our Instacart Ads offerings and face certain challenges associated with scaling such newer offerings. As such, there is no assurance that this advertising revenue model will continue to be successful or that we will generate increasing advertising revenue, and the pace of expansion of our Ads offerings may fluctuate. To sustain or increase our advertising revenue, we must attract new brands and encourage existing brands to maintain or increase their advertising spend on Instacart given we do not typically have long-term commitments from brands. To do this, we must expand the number of markets where we offer advertising, attract new retailers and expand our relationships with existing retailers, acquire new customers and increase the engagement of existing customers, and increase the breadth and functionality of our advertising products to create more value for our brand partners, including new advertising formats, new measurement tools, increased brand awareness, and other capabilities to deliver attractive return on investment to brand partners. If we are unable or choose not to expand our advertising markets, develop or pursue innovative advertising models and offerings, expand our relationships with more retailers, acquire new customers or increase the engagement of existing customers, or acquire new brand partners or increase the engagement of existing brand partners, we may not be able to successfully grow our advertising and other revenue. In addition, our advertising and other revenue growth rate and our advertising and other investment rate may fluctuate, particularly during periods of acceleration or decreases in our GTV growth or periods in which we may generate more GTV growth from sources where we do not provide advertising, such as retailers’ owned and operated online storefronts including those utilizing Instacart API that do not partner with Carrot Ads.

Changes to our advertising policies and privacy, data security, and data protection practices, laws, legislation, or regulations, or the regulatory enforcement thereof, may affect the products that we are able to provide to brands, which could harm our business. Actions by operating system platform providers or application stores such as Apple or Google may also affect our offerings or services or how we collect, use, and share data from end-user devices in connection with Instacart Ads. For example, Apple implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to track user activity across apps or websites or access users’ device advertising identifiers for advertising and advertising measurement purposes, as well as other restrictions. The long-term impact of this and other privacy and regulatory changes remains uncertain and may harm our growth, business, and profitability.

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

With respect to Instacart Marketplace, our current and potential competitors include, but are not limited to: (i) existing and well-established online grocery or shopping alternatives, including digital-first platforms, such as Amazon and Thrive Market, (ii) brick-and-mortar retailers that have their own digital and fulfillment offerings, such as Target and Walmart, some of which decide to partner with Instacart to complement their own offerings, (iii) companies that provide e-commerce and fulfillment services for third parties, including retailers, whether online or offline, such as DoorDash, Shipt (acquired by Target), and Uber Eats, (iv) digital-first platforms entering the grocery market by owning inventory, including DashMart (owned by DoorDash), Fresh Direct (owned by Getir), and Gopuff, which may include existing retailers on Instacart, which could eventually eliminate their need to partner with us or limit their use of Instacart Marketplace, (v) companies that provide e-commerce and fulfillment services that focus on discrete categories of products, such as alcohol or prescription delivery, including Alto Pharmacy, and (vi) companies that offer direct to consumer ingredient or meal offerings, such as Blue Apron (owned by Wonder Group) or Misfits Market, some of which may partner with Instacart to complement their own offerings. Most consumers currently choose to shop for themselves at brick-and-mortar grocery stores, regardless of whether we partner with the retailers that operate these stores. Also, the cost to switch between providers of online grocery shopping is low for consumers, and consumers within various demographics have a propensity to shift to the lowest-cost or highest-quality provider and may use more than one platform.

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

Further, while we work to expand further in the United States and Canada and scale international markets, and introduce new offerings across a range of industries, many of our competitors remain focused on a limited number of products or on a narrow geographic scope, allowing them to develop specialized expertise and employ resources in a more targeted manner than we do. As we and our competitors introduce new offerings, and as existing offerings evolve, we expect to become subject to additional competition. If we are unable to offer comparable or superior offerings, our business may be adversely affected. In addition, our competitors may adopt certain of our features, or may adopt innovations that consumers value more highly than ours, which would render our offerings less attractive or reduce our ability to differentiate our offerings.

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

If we or the third parties we rely on experience a compromise to the confidentiality, integrity, or availability of our or their systems, or to data of our customers, shoppers, partners, employees, or Instacart, we may experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences.

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

Our business and future growth prospects depend in part on the ability of our existing and potential customers and shoppers to access our offerings and technology capabilities at any time and within an acceptable amount of time. Instacart is built upon a complex system composed of many interoperating components and incorporates software that is highly extensive. Our software, including open-source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released, and we have in the past released, and may in the future release, new software that inadvertently causes interruptions in the availability or functionality of Instacart. Bugs or errors in our software, including open-source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems have in the past and could in the future result in our failure to comply with certain federal, state, or foreign reporting obligations, cause downtime that would impact the availability of our service to retailers, customers, brands, or shoppers, cause incorrect calculations relating to the prices or discounts available to consumers, cause incorrect calculations relating to the payments we make to or fees we receive from or charge to retailers, customers, brands, or shoppers, or create vulnerabilities in our systems which bad actors may exploit to perpetrate fraud or otherwise harm our business. We have from time to time found defects or errors in our system and may discover additional defects or errors in the future that could result in platform unavailability or system disruption. In addition, we have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of other factors, including infrastructure changes, introductions of new functionality, defects in third-party software, human errors, capacity constraints due to an overwhelming number of customers accessing our offerings and technology capabilities simultaneously, website hosting disruptions, interruptions to business and operations due to malicious actors utilizing bots or other automated means to access Instacart, denial of service attacks, or other security-related incidents. In addition, retailers have experienced these issues, which have impacted the ability of customers and shoppers to place and fulfill orders with those retailers. These events have resulted and may continue to result in losses in revenue including through increased fraud activity and issuing appeasement credits and refunds as well as incentives for future orders to impacted customers. System failures have in the past resulted and may in the future result in significant losses of revenue, which may in the future be due to losses of customers or retailers due to perceived weaknesses in our systems and protective measures. In addition, the affected party could seek monetary recourse from us for their losses, and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems or adequate remedies within an acceptable period of time. Moreover, some of our offerings rely on the software and technology capabilities of third parties, our strategic partners, or our collaborators, all of which are subject to the interruption and performance problem risks described above and which have required and will require third-party collaboration to detect and remediate.

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

We have incorporated and may continue to incorporate additional artificial intelligence and machine learning (“AIML”), solutions into our platform, offerings, services, and features, including those based on large language models, and these applications may become more important to our operations or to our future growth over time. We expect to rely on AIML solutions to help drive future growth in our business and reduce costs, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or at all. We may also fail to properly implement or market our AIML solutions. Our competitors or other third parties may incorporate AIML into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AIML may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. Third-party AIML technologies, including agent-based applications, may change how consumers interact with our offerings, including our advertising offerings. Failure to adapt our offerings to such technologies may in the future impact our financial performance and results of operations. A number of national, state, and local regulators have adopted comprehensive legal compliance frameworks specifically for AIML, and others may adopt similar frameworks in the future. For example, both the European Union and Colorado have adopted such AIML regulations. These and any future regulations may impact our ability to utilize our AIML solutions or develop new solutions and any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. Additionally, the use of AIML applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AIML applications could adversely affect our reputation and results of operations. AIML also presents emerging ethical issues and if our use of AIML becomes controversial, we may experience brand or reputational harm.

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

Promoting awareness and driving adoption of our offerings is important to our ability to grow our business, and attracting and engaging new retailers, customers, brands, and shoppers can be costly. Our consumer marketing efforts currently include, without limitation, digital performance marketing that includes search, programmatic, and social; customer relationship management (“CRM”) based marketing that includes push notifications, text messaging, email marketing, linear television, audio, and shopping ads; and co-marketing efforts with retailers, payment providers, brands, and other partners. To drive existing customer reengagement, we also utilize targeted promotions including time-limited free delivery offers and coupons. We also provide incentives to brands to advertise on our platform, increase their engagement, and promote the launch of new advertising solutions. For shoppers, we reach them primarily through digital performance marketing and through in-app prompts. Our marketing initiatives may become increasingly expensive, and we may fail to generate a meaningful return on these initiatives, if at all. For example, we have incurred increased expenditures on our marketing and consumer incentive initiatives to accelerate the growth of our business, which have and may continue to have an effect on revenue and may harm our profitability in the near term. We also have limited experience conducting broad brand marketing campaigns and other marketing initiatives given the current scale, scope, and complexity of our business. Even if we successfully increase revenue as a result of consumer marketing efforts, it may not offset the additional marketing expenses we incur. Our marketing campaigns may also be long-term endeavors, and we may not be able to accurately assess the success of these campaigns for several periods. If our marketing efforts to help grow our business are not effective or if we reduce our marketing expenditures, we expect that our business, financial condition, and results of operations would be adversely affected.

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

Customers and shoppers rely on our support personnel and technologies to resolve issues and realize the full benefits that Instacart provides. High-quality support to both customers and shoppers is also important for the expansion of

Instacart’s use by our existing customers. The importance of our support function will increase as we expand our business and pursue new customers. We rely in part on support personnel and contractors in countries outside of the United States, and government actions in those countries such as curfews have in the past and could in the future slow down our systems and ability to timely respond to customer and shopper issues. We also rely in part on support technologies, including self-service and AIML solutions. Those technologies have in the past and may in the future fail to perform as expected resulting in customer and shopper dissatisfaction. If we do not help customers and shoppers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our revenue from existing and new customers could suffer, as well as our reputation with existing or potential customers.

Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and engaging retailers, customers, brands, and shoppers. Future changes to our pricing model could adversely affect our business.

Demand for our offerings is highly sensitive to a range of factors, including our strategies relating to the amount of potential earnings required to attract shoppers, incentives paid to shoppers, and the fees we charge retailers, customers, and brands. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, supply chain issues, the price sensitivity of consumers in different income groups or other demographics, inflation, and our current and future competitors’ pricing and marketing strategies, have in the past significantly affected and may in the future significantly affect our pricing strategies. Competition, regulation, or other factors may cause us to change the pricing or implementation of our delivery or service fees for customers, increase the incentives we pay to shoppers that utilize Instacart, adjust the fees we charge retailers or brands, or increase our marketing and other expenses to attract and increase the engagement of retailers, customers, brands, and shoppers in response to competitive, regulatory, and other external pressures. For example, certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings, including subscription offerings for bundled services. We may need to spend significant amounts on marketing and both customer and shopper incentives to deploy innovative and novel pricing and incentive strategies to retain or attract new customers and shoppers. We have launched, and may in the future launch, new or updated pricing strategies and initiatives, such as subscription offerings like Instacart+, and customer or shopper loyalty programs, or modify existing pricing methodologies or pricing models and fulfillment options, due to a variety of reasons, including to address changes in the market for our offerings as competitors introduce new offerings and features or in response to actions taken by our retail partners, to regulatory or other legal challenges, or as we launch new strategic initiatives such as Instacart Health and Instacart Business, any of which may not ultimately be successful in attracting and engaging retailers, customers, brands, or shoppers or may negatively impact customer retention and engagement as well as our financial results. We also offer brands and retailers tools and products, including through our Eversight business, to enable them to optimize online pricing and promotions strategies. If these solutions fail to generate improved results for brands and retailer sales, brands and retailers may choose to not use such solutions. If these solutions negatively impact consumer price perception, our brand reputation and our ability to attract and retain customers could be harmed. The increasing complexity of our pricing models and related expansion of our business may also require us to update our internal systems for invoicing retailers or brands or incur costs to remediate errors or disputes in existing invoices.

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

Our success and future growth depend largely upon the continued services of our management team. From time to time, there have been and may continue to be changes in our executive management team resulting from the hiring or departure of these personnel, due to voluntary termination of employment, illness, death, disability, or otherwise. For example, Nick Giovanni, our former Chief Financial Officer, resigned effective May 10, 2024, and we have appointed Emily Reuter as our new Chief Financial Officer. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, including due to a leave of absence for medical reasons or otherwise, or the failure by our executive team to effectively work together or with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering capabilities. We do not maintain key man life insurance with respect to any member of management or other employee.

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

Acquisitions, strategic investments, partnerships, collaborations, commercial arrangements, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.

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

We track certain operational metrics, including customer, retailer, brand, and shopper counts and key business metrics such as orders and GTV, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics or how we define such metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics as of or for the applicable period of measurement, there are inherent challenges in these measurements. We have also refined and may further refine in the future our methodology for tracking certain operational metrics from time to time, to the extent practicable, including to improve overall accuracy, as a result of business updates, and to align with management’s view of business and operating performance. Any of these updates may result in changes in certain business and operating trends and may impact comparability of these metrics across periods. Further, the accuracy of our operating metrics could be impacted by fraudulent users of Instacart. As a result, our expectations of future trends may not be accurate or may be overstated. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our business, reputation, financial condition, and results of operations could be adversely affected.

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

Further, the state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and among governmental agencies and is subject to change based on court decisions and regulation. For example, on April 30, 2018, in its decision in Dynamex Operations West, Inc. v. L.A. Superior Court (“Dynamex”), the California Supreme Court adopted a new standard, referred to as the “ABC” test, for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders. The Dynamex decision altered the analysis of whether an individual has been properly classified as an independent contractor in California, making it more difficult to properly classify a worker as such. The California legislature subsequently codified the “ABC” test in the Dynamex decision as the default standard for independent contractor misclassification. On December 16, 2020, the California state ballot initiative, Proposition 22, which provides a framework that offers legal certainty regarding the status of independent workers offering delivery services and protects worker flexibility, the quality of on-demand work, and access to benefits for those who qualify, among other things, became effective. Although the constitutionality of Proposition 22 was subsequently challenged, on July 25, 2024, the California Supreme Court upheld Proposition 22 as constitutional. As a result, we expect Proposition 22 to provide more legal certainty over the status of independent workers offering delivery services in California. However, there may continue to be legal challenges, or legislative or other attempts to amend or otherwise invalidate the benefits, protections or the independent worker status provided by Proposition 22. Additionally, even though Proposition 22 was determined to be enforceable, we may still face allegations that certain of our business practices do not satisfy all the elements of Proposition 22. Further, Proposition 22 entitles shoppers in California to certain new pay standards and benefits, and imposes certain requirements, which increases costs for us in California, where a large number of shoppers who use Instacart are located. While we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits.

We expect continuing challenges to the independent contractor classification of shoppers who use Instacart, or the imposition of additional requirements on the use of contractors. If legislation, regulations, or judicial decisions regarding contractors change adversely, including any changes similar to the Dynamex decision or California legislation, it would increase the already existing risk that shoppers who use Instacart could be construed as employees or increase costs through additional requirements imposed on the use of contractors, and would therefore significantly negatively impact our ability to contract with independent contractors for order fulfillment in those jurisdictions and result in one or more of the impacts described in the first paragraph of this risk factor, which would adversely affect our business, financial condition, and results of operations.

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

Our business is subject to changing laws, rules, and regulations, including, without limitation, federal, state, and local laws, and in the future, country specific laws, governing the internet, e-commerce, and hardware devices, including electronic payments, privacy, data security, data protection, the use of AIML technologies, pay and fee transparency, health information privacy and security, consumer protection, marketing and advertising, gift cards, health and safety, food and product safety, product labeling and traceability, import and export, zoning and permitting, hardware device certification, sustainability, environmental, tax, insurance, employment, weights and measures, alcohol and other age-restricted products, and worker classification and compensation. Some of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. New laws and regulations have been and may continue to be adopted, implemented, or interpreted to apply to us, and existing laws and regulations that we currently comply with and operate under may be interpreted differently in the future, including as a result of changes to our business. Some of these laws and regulations will, or may in the future, require us to change our business and operations or pricing, which may be costly and harm our customer retention and engagement as well as our results of operations. Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and in particular, companies in the “gig economy” that rely on the services of independent contractors.

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

We face potential liability, expenses for legal claims or appeasement credits or refunds, and harm to our reputation and business relating to the nature of on-demand delivery of food and other consumer goods, including potential claims related to food offerings, delivery, and quality. For example, third parties have asserted, and in the future could assert, legal claims against us in connection with personal injuries related to food poisoning, tampering, or accidents caused by our retail partners or shoppers while making a delivery to customers, defective products, or the sale, advertising, marketing, or consumption of alcoholic beverages, tobacco, or other regulated products by our retail partners to underage customers. Our new or planned future offering enhancements may also subject us to new or unforeseen risks relating to on-demand food and consumer goods delivery. For example, we have added health attribute information, such as identifying products on Instacart as gluten- or dairy-free, and need to rely on third parties for the accuracy of such information. Erroneous reporting or omission, whether or not in our control, may result in claims against us alleging personal injuries, false advertising, and related legal claims, as well as harm to our brand and reputation.

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

Europe, the United Kingdom, and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA’s and UK’s standard contractual clauses, certain of these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, injunctions against our processing or transferring personal data necessary to operate our business, the inability to transfer data and work with partners, vendors and other third parties, and our ability to expand our business to the EEA, United Kingdom, or other countries with similar cross-border data transfer restrictions may be limited. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Our business depends on customers and shoppers accessing Instacart via a mobile device or, with respect to customers, a personal computer, and the internet. We may operate in jurisdictions that provide limited internet connectivity, particularly if we expand internationally. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access Instacart. In addition, the internet infrastructure that we and users of our offerings rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed, quality, and availability of Instacart. Any such failure in internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.

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

We have been and may in the future also be subject to additional tax liabilities and related interest and penalties due to changes in U.S. federal, state, or international tax laws, administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements, or judicial decisions, changes in accounting principles and changes to the business operations, as well as evaluation of new information that results in a change to a tax position taken in prior periods. For example, if we are treated as an agent for our retail partners under U.S. state tax law, we may be primarily responsible for collecting and remitting sales taxes directly to certain states. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so, or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, and additional administrative expenses, which could materially harm our business. We are under audit by various state tax authorities with regard to sales tax and other indirect tax matters, primarily relating to the reporting of sales on behalf of our third-party sellers, or the tax treatment applied to the sale of our services in these jurisdictions. Although we have reserved for potential payments of possible past tax liabilities in our condensed consolidated financial statements, if these liabilities exceed such reserves, our financial condition will be harmed. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and results of operations.

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

The tax laws to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. Such changes have had and, along with any related uncertainty generated by these changes, may in the future have adverse impacts on our business, financial condition, results of operations, and cash flows.

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

Instacart and our offerings are subject to U.S. export controls, including the Export Administration Regulations, and we incorporate encryption technology into certain of our offerings. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report. In addition, we have immaterial operations in China relating to the design, engineering, and supply of Caper Carts to certain of our retail partners’ stores, whose operations are subject to import and export controls. Any adverse changes in trade relations with China, such as tariff increases and import and export licensing and control requirements, could interfere with the shipment of Caper Carts to our retail partners, which could have a negative impact on future development and adoption of Caper Carts and related prospects.

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

Our offerings incorporate certain third-party software obtained pursuant to licenses or service agreements from other companies, including but not limited to, software and services related to our background checks, data visualization, mapping, and database tools. Such third parties may discontinue their products or services, cease to provide their products or service to us, go out of business, or otherwise cease to provide support for such products or services in the future. Although we believe that there are commercially reasonable alternatives to the third-party software or services we currently license or receive, this may not always be the case, or it may be difficult or costly to replace existing third-party software or find a replacement third-party service. Our use of additional or alternative third-party software or services would require us to engage with third parties, and we may not be able to enter into agreements with such third parties on advantageous terms. In addition, integration of the software used in our offerings with new third-party software may require significant work and substantial investment of our time and resources. To the extent that our offerings depend upon the successful operation of third-party software, any undetected errors or defects in, or disruptions to the functionality of, such third-party software could prevent the deployment or impair the functionality of our offerings, delay new offering introductions, result in a failure of our offerings, and injure our reputation, which in each case could harm our financial condition and results of operations.

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

We rely primarily on third-party insurance policies from a limited number of insurance providers to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and results of operations.

We procure third-party insurance policies from a limited number of insurance providers to cover various operations-related risks including automobile liability, employment practices liability, workers’ compensation, business interruptions, errors and omissions, cybersecurity and data breaches, crime, directors’ and officers’ liability, occupational accident insurance for shoppers, and general business liabilities. For certain types of operations-related risks or risks related to our new and evolving offerings, we may not be able to, or may choose not to, acquire insurance. Even if we do acquire insurance for our operations-related risks or risks related to our new and evolving services and offerings, we may not obtain enough insurance to adequately mitigate such risks, and we may have to pay high premiums, co-insurance, self-insured retentions, or deductibles for the coverage we do obtain. If any of our insurance providers discontinue or increase the cost of coverage, we cannot guarantee that we would be able to secure similar coverage on commercially reasonable terms or at all. If any of our insurance providers change the terms of our policies in a manner not favorable to us or to shoppers, our insurance costs could increase. If the insurance coverage we maintain is not adequate to cover losses that occur, or if we are required to purchase additional insurance for other aspects of our business, we could be liable for significant additional costs. Further, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make.

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

Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. To protect our rights to our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws, domain name registrations, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. However, the protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation, dilution or other violations of our intellectual property rights. We make business decisions about when and where to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that our applications for patents will be granted, and even if they are, that the resulting patents will be of sufficient scope to provide meaningful protection. Further, even if we obtain adequate protection, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our patents and other intellectual property rights. Effective patent, trademark, copyright, and trade secret protection may not be available to us or in every jurisdiction in which we offer or intend to offer our services and, in addition, the output of AIML tools we utilize may not be eligible for copyright protection. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively. Further, third parties may challenge the validity, enforceability, registration, ownership or scope of our intellectual property rights, and defending against any such claims could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, results of operations, and financial condition.

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

In November 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $500 million of our common stock, at management’s discretion, which was subsequently increased to $1 billion in February 2024. In June 2024, we announced that our board of directors authorized a new $500 million share repurchase program. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our common stock under this authorization.

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

We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, to the extent outstanding stock options to purchase our stock are exercised, RSUs settle, or the Series A Preferred Stock is converted, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance or exercise. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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
This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America are the exclusive forums for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions, and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2024:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)		(in thousands)	(in millions)
April 1, 2024 to April 30, 2024	1,984	$34.38	1,984	$681
May 1, 2024 to May 31, 2024	5,430	$33.40	5,415	$500
June 1, 2024 to June 30, 2024	2,287	$32.79	2,287	$425
Total	9,701		9,686
___________
(1) In November 2023, our board of directors authorized a $500 million share repurchase program, which was subsequently increased to $1 billion in February 2024. In June 2024, our board of directors authorized a new $500 million share repurchase program. The Company has repurchased the full amount of shares authorized for repurchase under the share repurchase program originally authorized in November 2023. The June 2024 share repurchase program has no expiration date. In determining the authorization of each share repurchase program, including the amount authorized, our board of directors considered the trading price levels of our common stock, including relative to that of comparable companies, our cash position, and other relevant business, tax, and legal factors. Our board of directors also considered our profitability and positive operating cash flow in recent periods, which enable us to both engage in capital return and reinvest in our talent, technology, and long-term endeavors to drive more profitable growth and help our partners navigate the digital transformations of their businesses. As such, our board of directors believes that these factors will allow us to generate more value for our stockholders over the long term. For more information regarding the risks associated with our share repurchase program, see the section titled “Risk Factors—Risks Related to Ownership of Our Common Stock—We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.”
(2) Shares repurchased includes shares repurchased and cancelled to satisfy withholding tax obligations related to the vesting of certain restricted stock.
(3) Excludes costs associated with the repurchases and the 1% excise tax accrued on the Company’s share repurchases as a result of the Inflation Reduction Act of 2022.

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

MAPLEBEAR INC.

Date:	August 9, 2024	By:	/s/ Fidji Simo
Fidji Simo
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 9, 2024	By:	/s/ Emily Reuter
Emily Reuter
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2024	By:	/s/ Alan Ramsay
Alan Ramsay
Chief Accounting Officer
(Principal Accounting Officer)