Form 10-Q
period 2024-09-30
Maplebear Inc.
filed 2024-11-13
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 256,894,776 shares of common stock, par value $0.0001 per share, as of October 31, 2024.

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
•macroeconomic and industry trends, including the impact of inflation, elevated interest rates, the effects of supply chain challenges, the cessation of government aid, and geopolitical conflicts;
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
•our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States and internationally, and the potential impacts on our business;

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	As of December 31,	As of September 30,
	2023	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,137	$1,288
Short-term marketable securities	49	20
Accounts receivable, net of allowance of $4 and $5, respectively	853	949
Restricted cash and cash equivalents, current	137	134
Prepaid expenses and other current assets	129	118
Total current assets	3,305	2,509
Restricted cash and cash equivalents, noncurrent	19	19
Property and equipment, net	135	192
Operating lease right-of-use assets	31	23
Intangible assets, net	77	58
Goodwill	318	318
Deferred tax assets, net	830	775
Other assets	12	32
Total assets	$4,727	$3,926
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72	$69
Accrued and other current liabilities	451	530
Operating lease liabilities, current	13	12
Deferred revenue	197	209
Total current liabilities	733	820
Operating lease liabilities, noncurrent	27	16
Other long-term liabilities	40	34
Total liabilities	800	870
Commitments and contingencies (Note 9)
Series A redeemable convertible preferred stock; $0.0001 par value per share; 5,833 shares authorized, issued, and outstanding as of December 31, 2023 and September 30, 2024	177	184
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 24,167 shares authorized as of December 31, 2023 and September 30, 2024; zero shares issued and outstanding as of December 31, 2023 and September 30, 2024	—	—
Common stock, $0.0001 par value per share; 2,000,000 shares authorized as of December 31, 2023 and September 30, 2024; 279,046, and 256,986 shares issued and outstanding as of December 31, 2023 and September 30, 2024, respectively	—	—
Additional paid-in capital	6,382	6,600
Accumulated other comprehensive income	3	—
Accumulated deficit	(2,635)	(3,728)
Total stockholders’ equity	3,750	2,872
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$4,727	$3,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue	$764	$852	$2,239	$2,495
Cost of revenue	203	211	569	617
Gross profit	561	641	1,670	1,878
Operating expenses:
Operations and support	145	64	273	206
Research and development	1,850	149	2,107	449
Sales and marketing	455	213	782	600
General and administrative	568	77	696	289
Total operating expenses	3,018	503	3,858	1,544
Income (loss) from operations	(2,457)	138	(2,188)	334
Other expense, net	(5)	—	(2)	(2)
Interest income	23	15	57	54
Income (loss) before provision for (benefit from) income taxes	(2,439)	153	(2,133)	386
Provision for (benefit from) income taxes	(440)	35	(376)	77
Net income (loss)	$(1,999)	$118	$(1,757)	$309
Accretion related to Series A redeemable convertible preferred stock	—	(2)	—	(7)
Net income (loss) attributable to common stockholders, basic	$(1,999)	$116	$(1,757)	$302
Accretion related to Series A redeemable convertible preferred stock	—	2	—	—
Net income (loss) attributable to common stockholders, diluted	$(1,999)	$118	$(1,757)	$302

Net income (loss) per share attributable to common stockholders:
Basic	$(20.86)	$0.45	$(21.92)	$1.13
Diluted	$(20.86)	$0.42	$(21.92)	$1.06
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	95,836	259,660	80,180	266,550
Diluted	95,836	281,003	80,180	285,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net income (loss)	$(1,999)	$118	$(1,757)	$309
Other comprehensive income (loss):
Net unrealized gain on available-for-sale marketable securities, net of tax	—	—	2	—
Change in foreign currency translation adjustments	—	2	1	(3)
Total other comprehensive income (loss)	—	2	3	(3)
Comprehensive income (loss)	$(1,999)	$120	$(1,754)	$306

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

The accompanying notes are an integral part of these condensed consolidated financial statements

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at June 30, 2024	5,833	$182	263,573	$—	$6,525	$(2)	$(3,484)	$3,039
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	4,055	—	—	—	—	—
Exercise of common stock options	—	—	307	—	2	—	—	2
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(105)	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	78	—	—	78
Foreign currency translation adjustments	—	—	—	—	—	2	—	2
Repurchase and retirement of common stock	—	—	(10,783)	—	—	—	(362)	(362)
Net income	—	—	—	—	—	—	118	118
Forfeiture of restricted stock	—	—	(61)	—	—	—	—	—
Balance at September 30, 2024	5,833	$184	256,986	$—	$6,600	$—	$(3,728)	$2,872
.
The accompanying notes are an integral part of these condensed consolidated financial statements

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2024
OPERATING ACTIVITIES
Net income (loss)	$(1,757)	$309
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	33	39
Stock-based compensation expense	2,614	214
Provision for bad debts	18	16
Amortization of operating lease right-of-use assets	11	9
Deferred income taxes	(394)	55
Other	(3)	2
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(17)	(112)
Prepaid expenses and other assets	14	(7)
Accounts payable	(31)	(3)
Accrued and other current liabilities	(108)	18
Deferred revenue	22	13
Operating lease liabilities	(11)	(12)
Other long-term liabilities	(38)	(7)
Net cash provided by operating activities	353	534
INVESTING ACTIVITIES
Purchases of marketable securities	(90)	(25)
Maturities of marketable securities	274	54
Purchases of property and equipment, including capitalized internal-use software	(38)	(52)
Other investing activities	—	(3)
Net cash provided by (used in) investing activities	146	(26)
FINANCING ACTIVITIES
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts	401	—
Proceeds from the issuance of Series A redeemable convertible preferred stock	175	—
Taxes paid related to net share settlement of equity awards	(570)	(92)
Proceeds from exercise of stock options	3	76
Changes in advances from payment card issuer	—	57
Deferred offering costs paid	(3)	—
Repurchases of common stock	—	(1,397)
Net cash provided by (used in) financing activities	6	(1,356)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	—	(4)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	505	(852)
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	1,599	2,293
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$2,104	$1,441
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of tax refunds	$40	$13
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$41	$27
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$2,822	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$9	$—
Changes in accrued purchases of property and equipment, including capitalized internal-use software	$3	$(2)
Deferred offering costs not yet paid	$3	$—
Accretion of Series A redeemable convertible preferred stock	$—	$7
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$2,010	$1,288
Restricted cash and cash equivalents, current	75	134
Restricted cash and cash equivalents, noncurrent	19	19
Total cash, cash equivalents, and restricted cash and cash equivalents	$2,104	$1,441

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

The Company has considered the impacts of macroeconomic trends affecting the Company’s markets and industry such as higher inflation, elevated interest rates, the effects of supply chain challenges, cessation of government aid programs, geopolitical conflicts, uncertainty regarding an economic recession and associated decreases in consumer discretionary income, changing consumer preferences, and the effects of severe weather patterns on the assumptions and inputs supporting certain of the Company’s estimates, assumptions, and judgments. The level of uncertainties and volatility in the global financial markets and economies, as well as the uncertainties related to these macroeconomic factors, geopolitical environment, and their effects on the Company’s operations and financial performance, means that these estimates may change in future periods as new events occur and additional information is obtained.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions)
Transaction	$542	$606	$1,611	$1,804
Advertising and other	222	246	628	691
Total revenue	$764	$852	$2,239	$2,495

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue by geographic areas based on bill-to location was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions)
United States	$737	$821	$2,163	$2,399
International (1)	27	31	76	96
Total revenue	$764	$852	$2,239	$2,495
___________
(1) No individual international country represented 10% or more of the Company’s total revenue for the three or nine months ended September 30, 2023 and 2024.
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue is primarily comprised of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2023 and September 30, 2024 is expected to be recognized within a year. During the nine months ended September 30, 2023 and 2024, the Company recognized $166 million and $186 million of revenue, respectively, from the deferred revenue balance as of December 31, 2022 and 2023.

There were no material contract assets as of December 31, 2023 or September 30, 2024.
Concentrations of Credit Risk
No customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2023. The following customers accounted for 10% or more of the Company’s accounts receivable as of September 30, 2024.

As of September 30, 2024

Customer A	14%
Customer B	10%

4.	Fair Value Measurements
The following tables summarize assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$1,002	$—	$—	$1,002
U.S. government and government agency debt securities	—	229	—	229
Total cash equivalents	1,002	229	—	1,231
Short-term marketable securities
U.S. government and government agency debt securities	—	47	—	47
Corporate debt securities	—	2	—	2
Total short-term marketable securities	—	49	—	49
Total	$1,002	$278	$—	$1,280

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$503	$—	$—	$503
U.S. government and government agency debt securities	—	105	—	105
Total cash equivalents	503	105	—	608
Short-term marketable securities
U.S. government and government agency debt securities	—	20	—	20
Total short-term marketable securities	—	20	—	20
Total	$503	$125	$—	$628

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

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three or nine months ended September 30, 2023 or 2024.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in millions)
Cash equivalents
Money market funds	$503	$—	$—	$503
U.S. government and government agency debt securities	105	—	—	105
Total cash equivalents	608	—	—	608
Short-term marketable securities
U.S. government and government agency debt securities	20	—	—	20
Total short-term marketable securities	20	—	—	20
Total	$628	$—	$—	$628
For the purposes of computing realized and unrealized gains and losses, the cost of investments sold is based on the specific-identification method. The unrealized losses on the Company’s availability-for-sale debt securities as of December 31, 2023 and September 30, 2024 were immaterial.
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,		As of September 30,
	2023		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$1,280	$1,280	$628	$628
Total	$1,280	$1,280	$628	$628

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,	As of September 30,
		2023	2024

	(in years)	(in millions)
Computer equipment	3	$17	$18
Furniture and fixtures	5	11	8
Leasehold improvements	2-8	22	23
Capitalized internal-use software	2-5	135	206
Total property and equipment		185	255
Less: accumulated depreciation and amortization		(50)	(63)
Total property and equipment, net		$135	$192

Depreciation expense related to the Company’s property and equipment was $4 million and $2 million for the three months ended September 30, 2023 and 2024, respectively, and $10 million and $6 million for the nine months ended September 30, 2023 and 2024, respectively. Amortization expense related to the Company’s internal-use software, which is primarily recorded within cost of revenue in the condensed consolidated statements of operations, was $1 million and $7 million for the three months ended September 30, 2023 and 2024, respectively, and $3 million and $13 million for the nine months ended September 30, 2023 and 2024, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three months ended September 30, 2023 and 2024, the Company capitalized $54 million and $25 million of internal-use software costs, inclusive of $41 million and $9 million of stock-based compensation expense, respectively. During the nine months ended September 30, 2023 and 2024, the Company capitalized $81 million and $71 million of internal-use software costs, inclusive of $41 million and $27 million of stock-based compensation expense, respectively.

7.	Goodwill and Intangible Assets, Net
Goodwill

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2024.

Intangible Assets, Net

Intangible assets, net, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(43)	$48	3.3
Customer relationships	27	(13)	14	2.3
Patents	13	(4)	9	5.5
Other	8	(2)	6	5.9
Total intangible assets, net	$139	$(62)	$77

	As of September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(55)	$36	2.8
Customer relationships	27	(18)	9	1.7
Patents	14	(6)	8	4.8
Other	8	(3)	5	5.9
Total intangible assets, net	$140	$(82)	$58

Amortization expense totaled $6 million and $6 million for the three months ended September 30, 2023 and 2024, respectively, and $20 million and $20 million for the nine months ended September 30, 2023 and 2024, respectively.

As of September 30, 2024, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
Remainder of 2024	$6
2025	22
2026	17
2027	7
2028	4
Thereafter	2
Total	$58

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,	As of September 30,
	2023	2024

	(in millions)
Accrued legal and regulatory matters	$59	$61
Accrued shopper and merchant liability (1)	113	117
Accrued advertising	58	64
Accrued compensation and benefits	38	22
Accrued professional, legal, and contractor services	47	41
Sales and indirect tax liabilities	35	35
Insurance reserves	32	49
Advances from payment card issuer	—	57
Other	69	84
Total	$451	$530
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

9.	Commitments and Contingencies
Leases
The Company’s leases primarily include corporate offices and warehouse space. The lease terms of operating leases vary from one year to 11 years, with expirations through January 2029. The Company has leases that include one or more options to extend the lease term for up to five years, as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Most of these options to extend or terminate the lease do not create a significant economic incentive to extend the lease term and hence are not recognized as part of the Company’s operating lease liabilities and operating lease right-of-use assets. The Company did not modify, enter into, or acquire any material leasing arrangements during the three or nine months ended September 30, 2023 or 2024.

Sales and Indirect Taxes
The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The Company believes it properly accrues and pays taxes according to its understanding of the tax requirements in each taxing jurisdiction; however it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology solution. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion of an audit examination with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $32 million and $27 million as of December 31, 2023 and September 30, 2024, respectively, and was included within other long-term liabilities on the condensed consolidated balance sheets. The Company recognized a reserve release of $23 million and $1 million related to these reserves for three months ended September 30, 2023 and 2024, respectively. The Company recognized a reserve release of $34 million and $4 million for the nine months ended September 30, 2023 and 2024. The reserve release during the three and nine months ended September 30, 2023 is primarily due to a reserve

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
release of $18 million related to the resolution of a sales and use tax examination with the State of New York. These amounts were recorded within general and administrative expense in the condensed consolidated statements of operations.
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

The Company has other active legal matters in California and several other jurisdictions, including litigation, government audits, administrative claims, and inquiries, related to its classification of individuals who provide delivery and other fulfillment services as non-employee contractors. These matters involve allegations that certain individuals are misclassified and, as a result, may be due unpaid minimum statutory wages, overtime, expense reimbursement, and certain other payments and protections, among other issues. Courts and agencies handling these matters may rule that the Company cannot engage workers to perform certain tasks, including delivery and other fulfillment services, as independent contractors. In some of these cases, the Company has entered into settlement agreements to resolve the claims without any admission of liability and in others, there is active litigation or proceedings.
The Company is also involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions, in Alaska, Florida, New Jersey, New York, Pennsylvania, and Washington. The Company believes that it complies with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, the Company disputes that it is obligated to provide such additional benefits under state law and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain, such that any reasonably possible loss or range of loss cannot be estimated. However, the results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on the Company’s business, financial conditions, results of operations, and cash flows. In March 2023, the Company entered into a settlement agreement with the California Employment Development Department to resolve disputes concerning alleged unemployment insurance contributions for $32 million. In April 2023,

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the settlement became effective after the approval by the California Attorney General and an Administrative Law Judge of the California Unemployment Insurance Appeal Board. This amount was previously accrued for and subsequently paid during the year ended December 31, 2023.

The Company is also currently involved in several putative class and collective actions, thousands of alleged individual claims, including those brought or threatened to be brought in arbitration or compelled to arbitrate pursuant to its independent contractor agreements, and matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified shoppers as independent contractors and related claims. None of the putative class or collective actions have progressed to or resulted in class certification. Those involving misclassification have motions to compel individual arbitration pending in court.

Securities Litigation

On January 25, 2024, a purported shareholder filed suit against the Company and certain of the Company’s current and former officers and directors in the Northern District of California, on behalf of a putative class of purchasers of the Company’s common stock in its initial public offering (“IPO”) or between September 19, 2023 and October 1, 2023. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s IPO, and seeks damages and attorneys’ fees, among other things. An amended complaint also added the underwriters of our IPO as defendants. On October 29, 2024, we filed a motion to dismiss the amended complaint. At this time, the Company is unable to estimate any range of reasonably possible losses.

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

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the condensed consolidated statements of operations. During periods where the settled amount is less than the loss reserved or if the Company estimates that an outstanding claim is less than that previously recorded, the Company will recognize a reserve release related to the claims within general and administrative expense in the condensed consolidated statements of operations. During the three months ended September 30, 2023 and 2024, the Company recognized immaterial reserve releases related to these claims. During the nine months ended September 30, 2023 and 2024, the Company recognized a reserve release and a loss related to these claims of $6 million and $7 million, respectively. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable preferred stock to its redemption value over the period from issuance through redemption date. The accretion was immaterial and $2 million during the three months ended September 30, 2023 and 2024, respectively. During the nine months ended September 30, 2023 and 2024, the accretion was immaterial and $7 million, respectively.

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
No dividends were declared or paid during the three or nine months ended September 30, 2023 or 2024.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.	Stockholders' Equity
Stock Repurchase Program

In November 2023, the Company’s board of directors authorized a $500 million share repurchase program, which was subsequently increased to $1 billion in February 2024. During the six months ended June 30, 2024, the Company repurchased and retired a total of 32,804,891 shares of its common stock for an aggregate amount of $965 million, which completed the repurchases under the share repurchase program originally authorized in November 2023. The amount of shares repurchased under this repurchase program during the six months ended June 30, 2024 included 14,395,994 shares repurchased in privately negotiated transactions with three shareholders in February 2024 for an aggregate amount of $390 million.

In June 2024, the Company’s board of directors authorized a new $500 million share repurchase program, which was subsequently increased to $750 million in November 2024. During the three and nine months ended September 30, 2024, the Company repurchased and retired a total of 10,782,385 and 13,069,383 shares of its common stock, respectively, for an aggregate amount, including broker commissions, fees, and excise taxes, of $362 million and $437 million, respectively, under this new share repurchase program. The amount of shares repurchased under this new repurchase program during the nine months ended September 30, 2024 included 3,700,000 shares repurchased in August 2024 in a privately negotiated transaction with one shareholder, a related party, for $117 million. As of September 30, 2024, the Company had $68 million remaining available to repurchase shares pursuant to the new share repurchase program.

The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax recognized as part of the cost basis of shares acquired during the three and nine months ended September 30, 2024 was immaterial.

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,	As of September 30,
	2023	2024

	(in thousands)
Series A redeemable convertible preferred stock	5,833	5,833
Restricted stock units	33,459	23,319
Stock options outstanding	19,553	7,900
Remaining shares available for future issuance	39,523	51,450
Shares available for issuance under the 2023 Employee Stock Purchase Plan	7,000	9,790
Total	105,368	98,292

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to the rights of the holders of redeemable convertible preferred stock and approval from the holders of the Series A redeemable convertible preferred stock, as applicable. No dividends were declared or paid during the three or nine months ended September 30, 2023 or 2024.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
The following table summarizes the activity related to the Company’s equity incentive plans:

	Shares Available for Future Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in years)	(in millions)
As of January 1, 2024	39,523	19,553	$8.60	3.36	$302
Additional shares reserved	13,952	—
Options exercised	—	(11,583)	$6.56
Options cancelled and forfeited	70	(70)	$44.94
Shares withheld related to net share settlement	3,319	—
Restricted stock units granted	(11,480)	—
Restricted stock units forfeited	6,009	—
Restricted stock forfeited	57	—
As of September 30, 2024	51,450	7,900	$11.27	3.44	$235
Options vested and exercisable as of September 30, 2024		7,900	$11.27	3.44	$235
The total intrinsic value of the stock options exercised during the nine months ended September 30, 2023 and 2024 was $244 million and $288 million, respectively. The total fair value of stock options vested during the nine months ended September 30, 2023 and 2024 was $4 million and $3 million, respectively.
Restricted Stock
The following table summarizes the activity related to the Company’s restricted stock for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2024	326	$82.83
Vested	(191)	$88.55
Forfeited	(61)	$119.55
Unvested and outstanding as of September 30, 2024	74	$38.37

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
RSUs
The following table summarizes the activity related to the Company’s RSUs for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2024	29,119	$49.45
Granted (1)	11,480	$35.99
Vested	(11,271)	$49.86
Vested and not settled	(139)	$87.54
Forfeited	(6,009)	$47.60
Unvested and outstanding as of September 30, 2024	23,180	$42.78
___________
(1) Includes 586,920 of RSUs with certain service-based and gross transaction value (“GTV”) performance conditions granted during the nine months ended September 30, 2024, which represents 100% achievement.

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
Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations related to stock options, restricted stock, and RSUs, as applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions)
Cost of revenue	$17	$2	$17	$6
Operations and support	85	4	85	9
Research and development	1,711	45	1,715	99
Sales and marketing	292	14	294	46
General and administrative	500	4	503	54
Total stock-based compensation expense (1)(2)	$2,605	$69	$2,614	$214
___________
(1) The Company recognized $2,581 million of stock-based compensation expense, net of $39 million capitalized related to the development of internal-use software, associated with vested RSUs and certain shares of vested restricted stock as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of the registration statement on Form S-1 in connection with the Company’s IPO during the three and nine months ended September 30, 2023. To meet the related tax withholding requirements for the net settlement, net exercise, and cancellation and repurchase, as applicable, of the vested RSUs, for certain vested stock options, and shares of vested restricted stock, the Company withheld or cancelled, as applicable, 20,810,882 of the 43,052,572 shares underlying such equity awards, resulting in the net issuance of 22,241,690 shares of common stock. Based on an IPO price of $30.00 per share, the Company’s tax withholding obligation was $570 million and was paid during the three months ended September 30, 2023.
(2) Stock-based compensation expense during the nine months ended September 30, 2024 includes a benefit of $4 million, $79 million, $8 million, and $4 million for operations and support, research and development, sales and marketing, and general and administrative, respectively, related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures during the three months ended March 31, 2024 and for terminated employees in connection with the restructuring plan. Refer to Note 15 — Restructuring for further discussion.

As of September 30, 2024, there was $478 million of unrecognized stock-based compensation expense related to all

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
unvested equity awards, which is expected to be recognized over a weighted-average period of 1.59 years.

The amount of stock-based compensation capitalized related to the development of internal-use software was $41 million and $9 million during the three months ended September 30, 2023 and 2024, respectively. The amount of stock-based compensation capitalized related to the development of internal-use software was $41 million and $27 million during the nine months ended September 30, 2023 and 2024, respectively.
The income tax benefit recognized related to equity awards was $247 million and $29 million during the three months ended September 30, 2023 and 2024, respectively. The income tax benefit was $247 million and $62 million during the nine months ended September 30, 2023 and 2024, respectively.

12.	Income Taxes
The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.

The Company’s effective tax rates for each period presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company’s effective tax rate was 18.0% and 23.0% for the three months ended September 30, 2023 and 2024, respectively. The Company’s effective tax rate was 17.6% and 20.1% for the nine months ended September 30, 2023 and 2024, respectively. The Company’s provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in foreign jurisdictions.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The computation of basic and diluted net income per share attributable to common stockholders was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$(1,999)	$118	$(1,757)	$309
Less: Accretion related to Series A redeemable convertible preferred stock	—	(2)	—	(7)
Net income attributable to common stockholders, basic	$(1,999)	$116	$(1,757)	$302
Add: Accretion related to Series A redeemable convertible preferred stock	—	2	—	—
Net income attributable to common stockholders, diluted	$(1,999)	$118	$(1,757)	$302

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	95,836	259,660	80,180	266,550
Weighted-average effect of dilutive securities:
Series A redeemable convertible preferred stock	—	5,833	—	—
Stock options	—	5,629	—	8,054
Restricted stock units	—	9,881	—	11,097
Unvested restricted non-voting common stock	—	—	—	—
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	95,836	281,003	80,180	285,701

Net income per share attributable to common stockholders:
Basic	$(20.86)	$0.45	$(21.92)	$1.13
Diluted	$(20.86)	$0.42	$(21.92)	$1.06

The following potentially dilutive outstanding securities were excluded from the computation of diluted income per share attributable to common stockholders because their effect was not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in thousands)
Series A redeemable convertible preferred stock	5,833	—	5,833	5,833
Stock options	19,996	384	19,996	428
Restricted stock units	28,559	5,811	28,559	2,470
Unvested restricted non-voting common stock	375	74	375	74
Total	54,763	6,269	54,763	8,805

The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in thousands)
Restricted stock units	2,158	1,319	2,158	1,319
Total	2,158	1,319	2,158	1,319

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	Related Party Transactions
The Company is party to agreements with a software vendor, whose former executive officer is a member of the Company’s board of directors, whereby the Company primarily pays the vendor usage-based subscription fees for the use of the software. During the three and nine months ended September 30, 2023, no amounts and an immaterial amount, respectively, were paid in connection with this software subscription. No amounts were paid in connection with this software subscription during the three months ended March 31, 2024. During the three and nine months ended September 30, 2023, $7 million and $18 million, respectively, were recognized within operating expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2024, $8 million was included within operating expenses in the condensed consolidated statements of operations. As of December 31, 2023 $13 million was included within prepaid expenses and other current assets on the condensed consolidated balance sheets and no amounts were due to this vendor. Subsequent to the executive officer’s resignation on February 27, 2024, the software vendor is no longer a related party.
In August 2024, the Company entered into a privately negotiated transaction to repurchase 3.7 million shares for $117 million from a shareholder that, together with its affiliated entities, is a holder of greater than 10% of the Company’s common stock and is affiliated with an entity indirectly controlled by a member of the Company’s board of directors. Refer to Note 11 — Stockholders’ Equity for further discussion.

15.	Restructuring
On February 9, 2024, the Company initiated restructuring actions with respect to its workforce intended to improve operational efficiencies and better align the Company’s organizational structure with current business needs, top strategic priorities, and key growth initiatives. The plan included the reduction of approximately 250 employees, or 7% of the Company’s employees.

During the nine months ended September 30, 2024, the Company recognized $18 million in restructuring charges related to cash expenditures for severance payments and other termination benefits. No amounts were recognized during the three months ended September 30, 2024. During the three months ended March 31, 2024, the Company also recognized an immaterial amount of stock-based compensation expense related to the accelerated vesting of equity awards, which was offset by a $46 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring.

The following table summarizes the restructuring costs recognized by line item within the condensed consolidated statements of operations for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024

(in millions)
Operations and support	$2
Research and development	9
Sales and marketing	3
General and administrative	4
Total	$18

As of September 30, 2024, the liabilities relating to the remaining restructuring charges are immaterial.

16.	Subsequent Events
In November 2024, the compensation committee of the Company’s board of directors modified the terms of an RSU award representing the right to be issued up to 1,200,000 shares of the Company’s common stock that was previously

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
granted to the Company’s chief executive officer. In connection with the Company’s initial public offering in September 2023, 300,000 shares under the RSU award vested. The modification changed the existing market capitalization goals to corresponding stock price goals ranging from $43.32 per share to $86.64 per share. Achievement of the stock price goals is measured using the volume-weighted average closing price (“VWAP”) of the Company’s common stock over the 30-trading day period preceding the applicable measurement date.
Following the modification of the RSU award, and based on the VWAP as of November 12, 2024, the stock price goal of $43.32 was met, resulting in the vesting of an additional 180,000 shares of the Company’s common stock under the RSU award.

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

Macroeconomic Impacts

Our business, financial condition, and key business metrics have been, and are expected to continue to be impacted by recent macroeconomic trends affecting our markets and industry such as higher inflation, elevated interest rates, the effects of supply chain challenges, cessation of government aid programs, geopolitical conflicts, uncertainty regarding an economic recession and associated decreases in consumer discretionary income, changing consumer preferences, and the effects of severe weather patterns. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures and elevated interest rates, as well as cessation of government aid, have adversely impacted and continue to adversely impact order volumes, customer acquisition and retention, and demand for premium or discretionary grocery purchases.

Restructuring Plan

On February 9, 2024, we announced a restructuring plan, including a reduction of approximately 250 employees, most of which was completed during the first quarter of 2024. As a result of our restructuring plan, we have generated cost savings within operating expenses during fiscal year 2024, compared to fiscal year 2023, which we are reinvesting into the business to drive profitable growth. See further details in Note 15 — Restructuring included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,
	2023	2024	% Change

	(in millions, except percentages)
Orders	66.2	72.9	10%
GTV	$7,494	$8,303	11%
Revenue	$764	$852	12%
Gross profit	$561	$641	14%
Gross margin	73%	75%
Gross profit as a percent of GTV	7.5%	7.7%
Net income (loss) (1)	$(1,999)	$118	(106)%
Net income (loss) as a percent of revenue	(262)%	14%
Net income (loss) as a percent of GTV	(26.7)%	1.4%
Adjusted EBITDA (2)	$163	$227	39%
Adjusted EBITDA margin (2)	21%	27%
Adjusted EBITDA as a percent of GTV (2)	2.2%	2.7%
___________
(1) Includes $2.6 billion of stock-based compensation expense associated with the cumulative vesting of certain equity awards in connection with our IPO in the third quarter of 2023.
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

In the third quarter of 2024, orders increased to 72.9 million, or 10% growth, compared to the same quarter of 2023, which was driven primarily by new customers and increased engagement of existing customers.

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

In the third quarter of 2024, GTV increased to $8,303 million, or 11% growth compared to the same quarter of 2023, driven primarily by the increase in orders and, to a lesser extent, higher average order value.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In the third quarter of 2024, gross profit increased to $641 million, or 14% growth, compared to the same quarter of 2023, and gross margin increased from 73% in the third quarter of 2023 to 75% in the third quarter of 2024, primarily due to a decrease in stock-based compensation expense associated with the vesting of RSUs in connection with our IPO in the prior period, in addition to transaction revenue increasing at a faster pace than cost of revenue.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) acquisition-related expenses, (x) restructuring charges, and (xi) issuance costs related to the issuance of our Series A Preferred Stock. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “—Non-GAAP Financial Measures.”

In the third quarter of 2024, Adjusted EBITDA increased to $227 million, or 39% growth compared to the same quarter of 2023, primarily driven by revenue growth and efficiencies within adjusted total operating expenses. Our Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

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
Advertising revenue is recognized upon delivery of clicks for Sponsored Product ads, upon delivery of impressions or over the contract term on a fixed fee basis for display ads, or upon redemptions of coupons. Advertising and other revenue has historically been, and is expected to continue to be, seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. In addition, we expect our advertising and other revenue growth rate and advertising and other investment rate (which we define as advertising and other revenue in a given period divided by GTV in such period) to continue to fluctuate, particularly during periods of acceleration or decreases in our GTV growth. We also expect advertising and other investment rate to fluctuate during periods in which we generate more GTV from sources where we do not provide advertising or where we have recently enabled advertising, such as from certain new offerings or use cases and from retailers’ owned and operated online storefronts including those utilizing Instacart API that do not partner with Carrot Ads. We also expect our advertising and other revenue growth to fluctuate in the near term due to changes in brand partner spend, including as a result of the macroeconomic factors described above and in response to our GTV growth trends, which may occur on a delayed basis.
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
In April 2023 and 2024, certain employees elected to receive cash in lieu of a portion of certain future equity awards to be granted by our board of directors, and as a result, cash compensation expense and stock-based compensation expense within operations and support, research and development, sales and marketing, and general and administrative expenses have fluctuated and are expected to continue to fluctuate over the near term.
Other Expense, Net
Other expense, net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency.

Interest Income
Interest income consists primarily of interest earned on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities.
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes consists primarily of income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct business. Our provision for (benefit from) income taxes differs from the U.S. federal statutory income tax rate primarily due to the tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in U.S. states and foreign jurisdictions. Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions)
Revenue	$764	$852	$2,239	$2,495
Cost of revenue (1)(2)	203	211	569	617
Gross profit	561	641	1,670	1,878
Operating expenses:			—
Operations and support (1)(2)	145	64	273	206
Research and development (1)(2)	1,850	149	2,107	449
Sales and marketing (1)(2)	455	213	782	600
General and administrative (1)(2)	568	77	696	289
Total operating expenses	3,018	503	3,858	1,544
Income (loss) from operations	(2,457)	138	(2,188)	334
Other expense, net	(5)	—	(2)	(2)
Interest income	23	15	57	54
Income (loss) before provision for (benefit from) income taxes	(2,439)	153	(2,133)	386
Provision for (benefit from) income taxes	(440)	35	(376)	77
Net income (loss)	$(1,999)	$118	$(1,757)	$309
___________
(1) Amounts include depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions)
Cost of revenue	$7	$10	$19	$25
Operations and support	—	—	2	1
Research and development	1	2	3	4
Sales and marketing	2	2	6	6
General and administrative	1	1	3	3
Total depreciation and amortization expense	$11	$15	$33	$39

(2) Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions)
Cost of revenue	$17	$2	$17	$6
Operations and support	85	4	85	9
Research and development	1,711	45	1,715	99
Sales and marketing	292	14	294	46
General and administrative	500	4	503	54
Total stock-based compensation expense	$2,605	$69	$2,614	$214

The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(as a percent of revenue)(1)
Revenue	100%	100%	100%	100%
Cost of revenue	27	25	25	25
Gross profit	73	75	75	75
Operating expenses:
Operations and support	19	8	12	8
Research and development	242	17	94	18
Sales and marketing	60	25	35	24
General and administrative	74	9	31	12
Total operating expenses	395	59	172	62
Income (loss) from operations	(322)	16	(98)	13
Other expense, net	(1)	—	—	—
Interest income	3	2	3	2
Income (loss) before provision for (benefit from) income taxes	(319)	18	(95)	15
Provision for (benefit from) income taxes	(58)	4	(17)	3
Net income (loss)	(262)%	14%	(78)%	12%
___________
(1) Totals of percent of revenue may not foot due to rounding.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2024

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions)				(in millions)
Transaction	$542	$606	$64	12%	$1,611	$1,804	$193	12%
Advertising and other	222	246	24	11%	628	691	63	10%
Total revenue	$764	$852	$88	12%	$2,239	$2,495	$256	11%

The increase in transaction revenue during the third quarter of 2024, compared to the same quarter of 2023, was primarily driven by growth in GTV, which grew 11%, and increased fulfillment efficiencies, partially offset by increased investments in affordability initiatives and consumer incentives in the third quarter of 2024.

The increase in transaction revenue during the first nine months of 2024, compared to the same period of 2023 was primarily driven by growth in GTV, which grew 11%, and increased fulfillment efficiencies, partially offset by increased investments in consumer incentives in the first nine months of 2024.

The increase in advertising and other revenue during the third quarter of 2024, compared to the same quarter of 2023, was primarily driven by an increase in advertising volume. Strength in emerging brand spend was also partially offset by a decrease in spend by certain of our large brand partners in response to macroeconomic uncertainty and changes in our brand partners’ businesses and performance. Advertising and other investment rate of 3.0% during the third quarter of 2024 remained flat compared to the same period of 2023.

The increase in advertising and other revenue during the first nine months of 2024, compared to the same period of 2023, was primarily driven by an increase in advertising volume, partially offset by changes in spend by certain of our brand partners in response to macroeconomic uncertainty and changes in our brand partners’ businesses and performance. Advertising and other investment rate of 2.8% remained flat during the first nine months of 2024, compared to the same period of 2023.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions, except percentages)				(in millions)
Cost of revenue	$203	$211	$8	4%	$569	$617	$48	8%
Gross profit	$561	$641	$80	14%	$1,670	$1,878	$208	12%
Gross margin	73%	75%			75%	75%

The increase in cost of revenue during the third quarter of 2024, compared to the same quarter of 2023, was primarily due to an increase of $8 million in credit card processing fees, an increase of $4 million in delivery-related insurance, and an increase of $4 million in depreciation and amortization expense primarily related to capitalized internal-use software, partially offset by a decrease of $15 million in compensation costs, primarily driven by a decrease in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in the prior period.

The increase in cost of revenue during the first nine months of 2024, compared to the same period of 2023, was primarily due to an increase of $29 million in credit card processing fees, an increase of $11 million in delivery-related insurance, an increase of $8 million in depreciation and amortization expense primarily related to capitalized internal-use software, and an increase of $7 million in enterprise solution costs, partially offset by a decrease of $9 million in compensation costs and a decrease of $8 million in payment chargebacks. The net decrease in total compensation cost was primarily driven by a decrease in stock-based compensation expense and related payroll taxes resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in the prior period.

The increase in gross profit during the third quarter of 2024, compared to the same quarter of 2023, was primarily driven by the increase in revenue due to the factors described above. The increase in gross margin during the third quarter of 2024, compared to the same period of 2023, was primarily due to a decrease in stock-based compensation expense associated with the vesting of RSUs in connection with our IPO in the prior period in addition to transaction revenue increasing at a faster pace than cost of revenue.

The increase in gross profit during the first nine months of 2024, compared to the same period of 2023, was primarily driven by the increase in revenue due to the factors described above. Gross margin during the first nine months of 2024, compared to the same period of 2023, remained flat.

Operations and Support

	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions, except percentages)				(in millions)
Operations and support	$145	$64	$(81)	(56)%	$273	$206	$(67)	(25)%
Percent of revenue	19%	8%			12%	8%

The decrease in operations and support expense during the third quarter of 2024, compared to the same quarter in 2023, was primarily due to a decrease of $86 million in compensation costs, primarily driven by a decrease in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in the prior period.

The decrease in operations and support expense during the first nine months of 2024, compared to the same period of 2023, was primarily due to a decrease of $81 million in compensation costs, primarily driven by a decrease in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in the prior period, partially offset by an increase of $8 million in subscriptions and software costs.

Research and Development Expense

	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions, except percentages)				(in millions)
Research and development	$1,850	$149	$(1,701)	(92)%	$2,107	$449	$(1,658)	(79)%
Percent of revenue	242%	17%			94%	18%

The decrease in research and development expense during the third quarter of 2024, compared to the same quarter in 2023, was primarily due to a net decrease of $1,730 million in total compensation costs, partially offset by a decrease of $30 million in capitalized software development costs. The net decrease in total compensation cost was primarily driven by a decrease in stock-based compensation expense and related payroll taxes resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in the prior period and a decrease in cash compensation expense related to changes in the mix of our employee cash and equity compensation and reduced headcount following our restructuring plan.

The decrease in research and development expense during the first nine months of 2024, compared to the same period of 2023, was primarily due to a net decrease of $1,672 million in total compensation costs partially offset by a decrease of $10 million in capitalized software development costs. The net decrease in total compensation cost was primarily driven by a decrease in stock-based compensation expense and related payroll taxes resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in the prior period, a decrease in cash compensation expense related to changes in the mix of our employee cash and equity compensation, and reduced headcount following our restructuring plan, and a $79 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures and for terminated employees in connection with the restructuring plan in the first quarter of 2024.

Sales and Marketing Expense

	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions, except percentages)				(in millions)
Sales and marketing	$455	$213	$(242)	(53)%	$782	$600	$(182)	(23)%
Percent of revenue	60%	25%			35%	24%

The decrease in sales and marketing expense during the third quarter of 2024, compared to the same quarter in 2023, was primarily due to a decrease of $281 million in compensation costs, primarily driven by a decrease in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in the prior period, partially offset by an increase of $34 million in marketing costs.

The decrease in sales and marketing expense during the first nine months of 2024, compared to the same period of 2023, was primarily due to a decrease of $245 million in compensation costs, primarily driven by a decrease in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in the prior period, partially offset by an increase of $47 million in marketing costs and an increase of $7 million of consulting costs.

General and Administrative Expense

	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions, except percentages)				(in millions)
General and administrative	$568	$77	$(491)	(86)%	$696	$289	$(407)	(58)%
Percent of revenue	74%	9%			31%	12%

The decrease in general and administrative expense during the third quarter of 2024, compared to the same quarter of 2023, was primarily due to a net decrease of $506 million in total compensation costs, primarily driven by a decrease in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in the prior period, partially offset by an increase of $14 million in accruals for sales and indirect taxes and legal matters and settlements.

The decrease in general and administrative expense during the first nine months of 2024, compared to the same period of 2023, was primarily due to a net decrease of $464 million in total compensation costs, partially offset by an increase of $41 million in accruals for sales and indirect taxes and legal matters and settlements and an increase of $10 million in professional fees. The net decrease in total compensation costs was primarily driven by a decrease in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in the prior period.

Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions)				(in millions)
Interest income	$23	$15	$(8)	(35)%	$57	$54	$(3)	(5)%

The decrease in interest income during the third quarter of 2024, compared to the same quarter of 2023, was primarily due to a decrease in cash and cash equivalents and short-term marketable securities.

The decrease in interest income during the first nine months of 2024, compared to the same period of 2023, was immaterial.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30, 2024
	2023	2024	$ Change	% Change	2023	2024	$ Change	% Change

	(in millions)				(in millions)
Provision for (benefit from) income taxes	$(440)	$35	$475	(108)%	$(376)	$77	$453	(120)%

The increase in the provision for (benefit from) income taxes during the third quarter of 2024 and the first nine months of 2024, compared to the same periods of 2023, was primarily driven by the tax benefit related to the recognition of stock-based compensation expense, including certain restructurings, resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO during the third quarter of 2023.
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

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income, adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) acquisition-related expenses, (x) restructuring charges, and (xi) issuance costs related to the issuance of our Series A Preferred Stock. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Net income (loss)	$(1,999)	$118	$(1,757)	$309
Add (deduct):
Provision for (benefit from) income taxes	(440)	35	(376)	77
Interest income	(23)	(15)	(57)	(54)
Other expense, net	5	—	2	2
Depreciation and amortization expense	11	15	33	39
Stock-based compensation expense (1)	2,605	69	2,614	214
Payroll taxes related to stock-based compensation (2)	24	3	24	22
Certain legal and regulatory accruals and settlements, net (3)	—	2	(6)	9
Reserves for sales and other indirect taxes (4)	(23)	(1)	(34)	(4)
Acquisition-related expenses	—	1	(4)	1
Restructuring charges (5)	—	—	—	18
Other (6)	3	—	3	—
Adjusted EBITDA	$163	$227	$442	$633
GTV	$7,494	$8,303	$22,431	$24,816
Net income (loss) as a percent of GTV	(26.7)%	1.4%	(7.8)%	1.2%
Adjusted EBITDA as a percent of GTV	2.2%	2.7%	2.0%	2.6%
Revenue	$764	$852	$2,239	$2,495
Net income (loss) as a percent of revenue	(262)%	14%	(78)%	12%
Adjusted EBITDA margin	21%	27%	20%	25%
___________
(1) The nine months ended September 30, 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with the restructuring plan.
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
(6) Represents issuance costs related to the issuance of our Series A Preferred Stock.

Adjusted Cost of Revenue and Adjusted Cost of Revenue as a Percent of GTV

We define adjusted cost of revenue as cost of revenue excluding depreciation and amortization expense and stock-based compensation expense. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature.

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Cost of revenue	$203	$211	$569	$617
Adjusted to exclude the following:
Depreciation and amortization expense	(7)	(10)	(19)	(25)
Stock-based compensation expense	(17)	(2)	(17)	(6)
Adjusted cost of revenue	$179	$199	$533	$586
Cost of revenue as a percent of GTV	2.7%	2.5%	2.5%	2.5%
Adjusted cost of revenue as a percent of GTV	2.4%	2.4%	2.4%	2.4%

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

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Operations and support	$145	$64	$273	$206
Adjusted to exclude the following:
Depreciation and amortization expense	—	—	(2)	(1)
Stock-based compensation expense (1)	(85)	(4)	(85)	(9)
Payroll taxes related to stock-based compensation (2)	(2)	—	(2)	(2)
Restructuring charges (3)	—	—	—	(2)
Adjusted operations and support	$58	$60	$184	$192
Operations and support as a percent of GTV	1.9%	0.8%	1.2%	0.8%
Adjusted operations and support as a percent of GTV	0.8%	0.7%	0.8%	0.8%
___________
(1) Stock-based compensation expense for the nine months ended September 30, 2024 was offset by a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Research and development	$1,850	$149	$2,107	$449
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(2)	(3)	(4)
Stock-based compensation expense (1)	(1,711)	(45)	(1,715)	(99)
Payroll taxes related to stock-based compensation (2)	(14)	(2)	(14)	(13)
Restructuring charges (3)	—	—	—	(9)
Adjusted research and development	$124	$100	$375	$324
Research and development as a percent of GTV	24.7%	1.8%	9.4%	1.8%
Adjusted research and development as a percent of GTV	1.7%	1.2%	1.7%	1.3%
___________
(1) The nine months September 30, 2024 includes a $79 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024, and for terminated employees in connection with the restructuring plan.
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

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Sales and marketing	$455	$213	$782	$600
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)	(6)	(6)
Stock-based compensation expense (1)	(292)	(14)	(294)	(46)
Payroll taxes related to stock-based compensation (2)	(2)	(1)	(2)	(4)
Acquisition-related expenses	—	—	4	—
Restructuring charges (3)	—	—	—	(3)
Adjusted sales and marketing	$159	$196	$484	$541
Sales and marketing as a percent of GTV	6.1%	2.6%	3.5%	2.4%
Adjusted sales and marketing as a percent of GTV	2.1%	2.4%	2.2%	2.2%
___________
(1) The nine months ended September 30, 2024 includes an $8 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
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

Adjusted General and Administrative and Adjusted General and Administrative as a Percent of GTV

We define adjusted general and administrative expense as general and administrative expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, restructuring charges, and issuance costs related to the issuance of the Series A Preferred Stock. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, restructuring charges, and issuance costs related to the issuance of the Series A Preferred Stock as these are not indicative of our operating performance.

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions, except percentages)
General and administrative	$568	$77	$696	$289
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)	(3)	(3)
Stock-based compensation expense (1)	(500)	(4)	(503)	(54)
Payroll taxes related to stock-based compensation (2)	(6)	—	(6)	(3)
Certain legal and regulatory accruals and settlements, net (3)	—	(2)	6	(9)
Reserves for sales and other indirect taxes (4)	23	1	34	4
Acquisition-related expenses	—	(1)	—	(1)
Restructuring charges (5)	—	—	—	(4)
Other (6)	(3)	—	(3)	—
Adjusted general and administrative	$81	$70	$221	$219
General and administrative as a percent of GTV	7.6%	0.9%	3.1%	1.2%
Adjusted general and administrative as a percent of GTV	1.1%	0.8%	1.0%	0.9%
___________
(1) The nine months ended September 30, 2024 includes a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
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
(6) Represents issuance costs related to the issuance of our Series A Preferred Stock.

Adjusted Total Operating Expenses and Adjusted Total Operating Expenses as a Percent of GTV

We define adjusted total operating expenses as the sum of adjusted operations and support expense, adjusted research and development expense, adjusted sales and marketing expense, and adjusted general and administrative expense. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, restructuring charges, and issuance costs related to the issuance of the Series A Preferred Stock as these are not indicative of our operating performance.

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

	(in millions, except percentages)
Total operating expenses	$3,018	$503	$3,858	$1,544
Adjusted to exclude to the following:
Depreciation and amortization expense	(4)	(5)	(14)	(14)
Stock-based compensation expense (1)	(2,588)	(67)	(2,597)	(208)
Payroll taxes related to stock-based compensation (2)	(24)	(3)	(24)	(22)
Certain legal and regulatory accruals and settlements, net (3)	—	(2)	6	(9)
Reserves for sales and other indirect taxes (4)	23	1	34	4
Acquisition-related expenses	—	(1)	4	(1)
Restructuring charges (5)	—	—	—	(18)
Other (6)	(3)	—	(3)	—
Adjusted total operating expenses	$422	$426	$1,264	$1,276
Total operating expenses as a percent of GTV (7)	40.3%	6.1%	17.2%	6.2%
Adjusted total operating expenses as a percent of GTV (7)	5.6%	5.1%	5.6%	5.1%
___________
(1) The nine months ended September 30, 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with the restructuring plan.
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
(6) Represents issuance costs related to the issuance of our Series A Preferred Stock.
(7) Totals of percent of GTV may not foot due to rounding.

Liquidity and Capital Resources

Since our founding, we have financed our operations primarily through the net proceeds we have received from the issuance of equity securities and through fees received from retailers, customers, and brands. As of September 30, 2024, we had cash and cash equivalents of $1.3 billion and marketable securities of $20 million which were primarily held for working capital purposes.

Since our founding, we have primarily generated losses from our operations as reflected in our accumulated deficit of $3.7 billion as of September 30, 2024. While we generated positive cash flows from operating activities during the year ended December 31, 2022 and 2023 and during the nine months ended September 30, 2024, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

In November 2023, our board of directors authorized a share repurchase program to purchase up to an aggregate of $500 million of our common stock, which was subsequently increased to $1 billion in February 2024. In June 2024, our board of directors authorized a new share repurchase program to purchase up to an aggregate of $500 million of our common stock, which was subsequently increased to $750 million in November 2024. At the time of authorization, no capacity remained under the previous share repurchase program. During the nine months ended September 30, 2024, we repurchased and subsequently retired 46 million shares of our common stock for an aggregate purchase price of $1,402 million, including broker commissions, fees, and excise taxes, under the share repurchase programs. The amount of shares repurchased and retired included 14 million shares repurchased from three shareholders in February 2024 for an aggregate amount of $390 million and 3.7 million shares repurchased from a shareholder in August 2024 for $117 million in privately negotiated transactions, with the remaining shares purchased in the open market.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and beyond. However, our future cash requirements will depend on many factors, including our growth rate, the timing and the amount of cash received from retailers, customers, brands, and other partners, the timing and extent of spending to support our research and development efforts as well as sales and marketing activities, the introduction of enhancements, the continuing market adoption of Instacart, and the volume and timing of our share repurchases. In addition, we may enter into additional or expanded retailer, customer, brand, or other relationships, as well as agreements to acquire or invest in complementary businesses, products, teams, and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional financing sooner than we currently anticipate. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. In particular, recent volatility in the global financial markets, including due to heightened inflation and elevated interest rates and other macroeconomic conditions, geopolitical conflicts, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2024

	(in millions)
Net cash provided by operating activities	$353	$534
Net cash provided by (used in) investing activities	146	(26)
Net cash provided by (used in) financing activities	6	(1,356)

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash provided by operating activities was $534 million, which consisted of net income of $309 million, adjusted for certain non-cash items of $335 million, and net cash outflows from changes in operating assets and liabilities of $110 million. The non-cash items primarily consisted of stock-based compensation expense of $214 million, deferred income taxes of $55 million, depreciation and amortization expense of $39 million, and bad debt expense of $16 million. The net cash outflows from changes in our operating assets and liabilities were primarily due to a $112 million increase in accounts receivable, and a $12 million decrease in operating lease liabilities, partially offset by a $18 million increase in accrued and other liabilities and a $13 million increase in deferred revenue. The changes in working capital were primarily due to growth of our business, which resulted in an increase in revenue and accounts receivable and the timing of customer payments.

For the nine months ended September 30, 2023, net cash provided by operating activities was $353 million, which consisted of net loss of $1,757 million, adjusted for certain non-cash items of $2,279 million, and net cash outflows from changes in operating assets and liabilities of $169 million. The non-cash items primarily consisted of stock-based compensation expense of $2,614 million, deferred income taxes of $394 million, depreciation and amortization expense of $33 million, and bad debt expense of $18 million. The net cash outflows from changes in our operating assets and liabilities were primarily due to $108 million decrease in accrued and other current liabilities, a $38 million decrease in other long-term liabilities, a $31 million decrease in accounts payable, and a $17 million increase in accounts receivable, partially offset by a $22 million increase in deferred revenue and a $14 million decrease in prepaid expenses and other assets. These cash outflows were primarily due to timing of customer and vendor payments.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $26 million, comprised primarily of purchases of property and equipment, including capitalized internal-use software of $52 million and purchases of marketable securities of $25 million, partially offset by maturities of marketable securities of $54 million.

For the nine months ended September 30, 2023, net cash provided by investing activities was $146 million, comprised of maturities of marketable securities of $274 million, partially offset by purchases of marketable securities of $90 million, and purchases of property and equipment, including capitalized internal-use software of $38 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash used in financing activities was $1,356 million, comprised of repurchases of common stock of $1,397 million and taxes paid related to net share settlement of equity awards of $92 million, partially offset by proceeds from the exercise of stock options of $76 million and changes in advances from a payment card issuer of $57 million.

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
Non-cancellable Purchases
Our non-cancellable purchase commitments are primarily related to infrastructure service contracts for technology platforms. As of September 30, 2024, we had non-cancellable purchase obligations of $269 million, with $97 million to be paid within 12 months and the remainder thereafter.

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

Interest Rate Risk

As of September 30, 2024, we had cash and cash equivalents of $1.3 billion and marketable securities of $20 million invested in a variety of securities, including money market funds, and U.S. government and agency securities. In addition, we had $153 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of September 30, 2024.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

For example, on September 13, 2019, the San Diego City Attorney filed a complaint in San Diego County Superior Court on behalf of the people of the State of California alleging unfair competition claims related to contractor misclassification. In October 2022, we signed and filed a stipulated judgment with the city attorney for San Diego, California, which was entered by the court in January 2023 and settled the case for $46.5 million and the city, acting on behalf of the People of the State of California, released its claims from September 13, 2015 to the settlement’s effective date. We are also currently involved in several putative class and collective actions, thousands of alleged individual claims, including those brought or threatened to be brought in arbitration or compelled to arbitrate pursuant to our independent contractor agreements, and matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that we misclassified shoppers as independent contractors and related claims. None of the putative class or collective actions have progressed to or resulted in class certification. Those involving misclassification have motions to compel individual arbitration pending in court.

We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable, including due to the timing and final amounts of settlements with adverse parties, and our chances of success on the merits for any proceeding remain uncertain. In particular, an adverse ruling in connection with any misclassification class action may negatively impact our chances of success on the merits or settlement negotiation posture for our other outstanding misclassification claims and proceedings. As a result, such legal proceedings, individually or in the aggregate, could have a material impact on our business, financial condition, and results of operations. While we have accrued a legal reserve balance of $61 million as of September 30, 2024 relating to these misclassification claims and proceedings, as further described in Note 9 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, any actual losses incurred in connection with these claims against us may differ from the initial estimates of loss, including as a result of settlement negotiations, and such differences could be material. Regardless of the outcome, litigation and arbitration of these matters could have an adverse impact on us because of defense and settlement costs, individually and in the aggregate, diversion of management resources, and other factors.

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

We are also involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions, in Alaska, Florida, New Jersey, New York, Pennsylvania, and Washington. We believe that we comply with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, we dispute that we are obligated to provide such additional benefits under state law and plan to vigorously contest any adverse assessment or determination. Our chances of success on the merits are still uncertain, such that any reasonably possible loss or range of loss cannot be estimated. However, the results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on our business, financial conditions, results of operations, and cash flows.

Securities Litigation

On January 25, 2024, a purported shareholder filed suit against us and certain of our current and former officers and directors in the Northern District of California, on behalf of a putative class of purchasers of our common stock in our IPO or between September 19, 2023 and October 1, 2023. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) in connection with the IPO, and seeks damages and attorneys’ fees, among other things. An amended complaint also added the underwriters of our IPO as defendants. On October 29, 2024, we filed a motion to dismiss the amended complaint.

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
•drive adoption of our offerings through marketing and incentives and increase awareness through brand campaigns;
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
Although we believe that many customers originate from word-of-mouth customer acquisition and other non-paid referrals, we expect to continue to expend resources for customer acquisition and engagement, including through offering discounts and running promotions, all of which could impact our overall profitability. We have experienced and may continue to experience decreases in new customer acquisition rates and customer cohort retention, particularly among our customer cohorts acquired during the COVID-19 pandemic and variant outbreaks, which have negatively impacted and may continue to negatively impact GTV and orders. These decreases are due to a variety of factors, including, to a large extent, the subsiding impact of the COVID-19 pandemic and variant outbreaks on demand for online grocery as well as macroeconomic uncertainty, actual or perceived risks of economic recession, cessation of government aid, and inflation. Other factors may include the increasing initial size of our customer cohorts as our business scales and the increasing demographic diversity of our customer base. As a result, we have increased and may continue to increase our customer acquisition spend, including incentives, paid marketing, and brand marketing campaigns to acquire new customers and increase the engagement of our existing customers, which may harm our margin and profitability and our efforts to drive efficiencies in our operating expenses. If we are not successful in, or reduce our marketing investments, we may not be able to retain our existing customers or convert first-time customers, including those using consumer incentives such as discount promotions, into customers who regularly use and engage with our offerings. We may also fail to achieve or maintain sufficient customer engagement with our platform due to inflationary or recessionary economic pressures that result in decreases in consumer discretionary income, including any reductions in government aid, as well as other shifts in consumer shopping behaviors. It is increasingly important to our business and our ability to grow for consumers to perceive long-term value from Instacart versus in-store shopping or less costly alternatives, particularly for lower income consumers. Further, we may not be able to accurately assess the effectiveness of our marketing campaigns and strategies in acquiring new customers or increasing existing customer engagement for several periods. The effectiveness of our marketing campaigns and strategies may also be obfuscated due to temporary or periodic external factors, such as future public health outbreaks, macroeconomic factors, and changes in the regulatory landscape. Failure to effectively design and conduct such campaigns and strategies may negatively impact our ability to acquire new customers and increase engagement with existing customers, which would harm our revenue growth and business. Consumers also have different grocery needs and preferences depending on demographics, and these priorities may shift as they age. We face heavy competition for consumers in certain demographics, including those in younger age groups who prioritize use cases, features, and fulfillment options that are different from customers in older age groups, such as convenience and specific product categories, as well as those in different income groups who may prioritize value over convenience or selection. If we do not successfully address the current and future needs of consumers in different demographics, primarily certain age and income groups, including through brand marketing campaigns and introduction and promotion of relevant use cases, features, fulfillment options, and other functionalities, we may be unable to attract new customers or increase engagement with existing customers. In addition, we may also experience increased customer churn, including to competitors, which would harm our business.

Many customers initially access Instacart to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our offerings to such customers, thereby encouraging them to access Instacart regularly or subscribe to Instacart+, through prompts, notifications, and reduced fees or time-limited trials of Instacart+ and other offerings. However, these customers or other customers we acquire inorganically may be lower intent users of Instacart with reduced engagement compared to customers that we acquire organically, may never convert to paying Instacart+ members, or may discontinue using Instacart after they take advantage of our promotions. Further, our initiatives to retain customers, such as encouraging them to subscribe to Instacart+ or providing additional use cases and fulfillment options, may result in negative impacts to other metrics. For example, an increase in Instacart+ orders, changes in product categories shopped, reduced spend on more premium or discretionary products, or a shift toward convenience or priority, may result in a decrease in average order value. Such shifts may also negatively impact certain retailers’ and brands’ actual or perceived benefit from engaging with Instacart. We may also fail to retain customers or experience reduced demand for our services due to negative impacts to our reputation and brand, including due to complaints and negative publicity about us, our offerings, or our competitors, even if factually incorrect or based on isolated incidents. For example, if we are unable to increase shopper availability during demand surges, including due to inclement weather or future public health outbreaks, customers may experience delays in receiving orders or incorrect order fulfillment, which may harm our brand and reputation. In addition, inventory shortages at our retail partners’ stores, which are not within our control, may also negatively impact consumers’ perception of our offerings. In particular, disruptions in the global supply chain, including those resulting from labor shortages or disputes, closures of manufacturing facilities, transportation restrictions and limitations, war and international conflicts, and increased demand for certain consumer products, have limited, and may continue to limit, the ability of our retail partners to obtain products, maintain stock of such products in a timely and cost-efficient manner, and otherwise respond to consumer demands. Although we do not carry product inventory, and as a result, we are not directly impacted by supply chain disruptions, product shortages have in the past resulted in, and may in the future result in, higher rates of out of stock items and delivery delays by shoppers, which have in the past resulted in, and may in the future result in, more customer cancellations and redeliveries and overall customer dissatisfaction.

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

We are continuing to build, grow, and scale our Instacart Ads offerings and our advertising revenue model. Our agreements with brand partners provide that service fees are paid for continually promoting a brand during the duration of the term applicable to a given advertising campaign. Contracts applicable to a given advertising campaign are typically less than one year in duration. We recognize revenue in the amount that we have the right to invoice as advertising services are rendered, which occurs upon delivery of clicks for Sponsored Product ads, upon delivery of impressions, or over the contract term on a fixed fee basis for display ads, or upon redemption of coupons. Payment for our advertising offerings is generally due 30 to 90 days upon receipt of invoice. Although we have significantly grown our advertising and other revenue and launched a number of new advertising capabilities in recent years, we are still optimizing and refining the execution of our growth strategy for our Instacart Ads offerings and face certain challenges associated with scaling such newer offerings. As such, there is no assurance that this advertising revenue model will continue to be successful or that we will generate increasing advertising revenue, and the pace of expansion of our Ads offerings may fluctuate. To sustain or increase our advertising revenue, we must attract new brands and encourage existing brands to maintain or increase their advertising spend on Instacart given we do not typically have long-term commitments from brands. To do this, we must expand the number of markets where we offer advertising, attract new retailers and expand our relationships with existing retailers, acquire new customers and increase the engagement of existing customers, and increase the breadth and functionality of our advertising products to create more value for our brand partners, including new advertising formats, new measurement tools, increased brand awareness, and other capabilities to deliver attractive return on investment to brand partners. If we are unable or choose not to expand our advertising markets, develop or pursue innovative advertising models and offerings, expand our relationships with more retailers, acquire new customers or increase the engagement of existing customers, or acquire new brand partners or increase the engagement of existing brand partners, we may not be able to successfully grow our advertising and other revenue. In addition, our advertising and other revenue growth rate and our advertising and other investment rate have fluctuated and may continue to fluctuate, particularly during periods of acceleration or decreases in our GTV growth. Our advertising and other investment rate may also fluctuate if we generate more GTV from sources where we do not provide advertising or where we have recently enabled advertising, such as from certain new offerings or use cases and from retailers’ owned and operated online storefronts including those utilizing Instacart API that do not partner with Carrot Ads.

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

In addition, expenditures by brands tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions have also adversely affected the demand for advertising and caused brands to reduce the amounts they spend on advertising. For example, we have seen and may continue to see reduced demand for advertising from brands that are exercising caution with their spending budgets and either slowing or reducing their campaigns due to, among other things, macroeconomic uncertainty, including from inflation, elevated interest rates, global supply chain disruptions, labor shortages or disputes, changing consumer preferences, geopolitical conflicts including the war in Ukraine and conflicts in the Middle East, changing consumer preferences, and reduced consumer confidence. These factors have had a negative impact on our advertising revenue, and such impact is expected to continue in future periods. These factors may also negatively impact our ability to forecast our advertising revenue as the extent of the ongoing impact of these macroeconomic factors on our business and on global economic activity generally is uncertain and may continue to adversely affect our business, operations, and financial results. In addition, impacts to brand partner spend as a result of decreases in our GTV growth, along with the timing of adoption of new advertising formats and offerings, have resulted and may continue to result in reductions in the growth of brand partner digital marketing spend on Instacart and related decreases in advertising and other revenue growth in future periods. Our ability to sustain or increase profitability depends in part on our advertising revenue, and failure to maintain or grow our advertising revenue could harm our prospects, business, financial condition, and results of operations, as well as impact our ability to strategically lower fees and invest in larger marketing campaigns, new offerings, and select geographic expansions.

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

Our business and future growth prospects depend in part on the ability of our existing and potential customers and shoppers to access our offerings and technology capabilities at any time and within an acceptable amount of time. Instacart is built upon a complex system composed of many interoperating components and incorporates software that is highly extensive. Our software, including open-source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released, and we have in the past released, and may in the future release, new software that inadvertently causes interruptions in the availability or functionality of Instacart. Bugs or errors in our software, including open-source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems have in the past and could in the future result in our failure to comply with certain federal, state, or foreign reporting obligations, cause downtime that would impact the availability of our service to retailers, customers, brands, or shoppers, cause incorrect calculations relating to the prices or discounts available to consumers, cause incorrect calculations relating to the payments we make to or fees we receive from or charge to retailers, customers, brands, or shoppers, or create vulnerabilities in our systems which bad actors may exploit to perpetrate fraud or otherwise harm our business. We have from time to time found defects or errors in our system and may discover additional defects or errors in the future that could result in platform unavailability or system disruption. In addition, we have experienced, and may in the future experience, disruptions, outages, operational errors, and other performance problems due to a variety of other factors, including infrastructure changes, introductions of new functionality, defects in third-party software, human errors, capacity constraints due to an overwhelming number of customers accessing our offerings and technology capabilities simultaneously, website hosting disruptions, interruptions to business and operations due to malicious actors utilizing bots or other automated means to access Instacart, denial of service attacks, or other security-related incidents. In addition, retailers have experienced these issues, which have impacted the ability of customers and shoppers to place and fulfill orders with those retailers. These events have resulted and may continue to result in losses in revenue including through increased fraud activity and issuing appeasement credits and refunds as well as incentives for future orders to impacted customers. For example, a retail partner recently experienced a cybersecurity incident which has disrupted the ability of our customers to receive orders from that retailer, and as a result, we have experienced and may continue to experience negative impacts to our growth and results of operations, which may be greater than anticipated. In addition, system failures have in the past resulted and may in the future result in significant losses of revenue, which may in the future be due to losses of customers or retailers due to perceived weaknesses in our systems and protective measures. In addition, the affected party could seek monetary recourse from us for their losses, and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems or adequate remedies within an acceptable period of time. Moreover, some of our offerings rely on the software and technology capabilities of third parties, our strategic partners, or our collaborators, all of which are subject to the interruption and performance problem risks described above and which have required and will require third-party collaboration to detect and remediate.

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

If shoppers or individuals impersonating shoppers or customers engage in criminal activity, fraud, including identity theft, use of stolen or fraudulent credit card data, misconduct, breach our terms of service, or inappropriate conduct or use Instacart as a conduit for criminal activity, or we fail to identify or detect, or experience delays in identifying or detecting such activity or events, our offerings may not be viewed as safe, reliable, or appealing, and we may receive negative press coverage as a result. Such negative public perception of our offerings or brand would adversely impact our brand, reputation, and business. We have in the past experienced, and may experience in the future, inappropriate conduct and criminal activity by certain shoppers or other bad actors, including fraudulent uses of credit cards, manipulation or falsification of data related to shopper activity, social engineering attacks to gain access to customer and shopper accounts, as well as fraudulent use of our payment card programs. This conduct has in the past involved, and may in the future involve, coordinated and complex fraud schemes that are difficult to detect and prevent. Given their complexity, such schemes have in the past persisted, and future schemes may also persist, for lengthy periods prior to detection. As a result of these fraudulent schemes, we have in the past been, and may in the future be, liable for orders facilitated on Instacart with fraudulent credit card transactions, even if the associated financial institution approved the credit card transaction. In addition, even if we are not contractually required to do so, we have historically provided retailers with business concessions for related losses in certain cases and may provide additional concessions as a result of future schemes. These retailer concessions and any liability we otherwise face from such inappropriate or fraudulent conduct negatively impact our revenue and financial results. In addition, the process for quantifying the amount of financial losses from these fraudulent schemes may be lengthy, in part due to their complexity and, in cases where the fraudulent activity occurs through systems controlled by our partners, we may be unable to remediate or prevent this activity in a timely manner or at all due to limitations in, or our ability to, interact with such systems. As a result, the impact of such schemes on our financial results may continue into future periods or have higher impacts to our financial results than we anticipate, even following their termination. Our failure to adequately detect, address, or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action, result in errors in our financial statements that could result in corrections to or restatements of our historical financial statements, cause delays in the preparation and filing of our periodic reports as well as failures to meet our reporting and other obligations as a public company, and lead to expenses that could adversely affect our business, financial condition, and results of operations. If other criminal, inappropriate, or other negative incidents occur due to the conduct of retailers, customers, brands, shoppers, or other third parties, our ability to attract retailers, customers, brands, and shoppers may be harmed, and our reputation, business, and financial results could be adversely affected.

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

Our success and future growth depend largely upon the continued services of our management team. From time to time, there have been and may continue to be changes in our executive management team resulting from the hiring or departure of these personnel, due to voluntary termination of employment, illness, death, disability, or otherwise. For example, Nick Giovanni, our former Chief Financial Officer, resigned effective May 10, 2024, and we appointed Emily Reuter as our new Chief Financial Officer effective as of such date. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. The loss of one or more of our executive officers, including due to a leave of absence for medical reasons or otherwise, or the failure by our executive team to effectively work together or with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering capabilities. We do not maintain key man life insurance with respect to any member of management or other employee.

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
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. For example, we have immaterial operations in China relating to the design, supply, and engineering of Caper Carts. The possibility of adverse changes in trade or political relations with China, political instability, or increases in labor costs could interfere with the manufacturing and/or shipment of Caper Carts. Our immaterial business operations in China may also be negatively impacted by the current and future political environment in China. We also rely on third-party manufacturers in Asia for Caper Carts, which exposes us to risks such as historically lower protection of intellectual property rights, unexpected or unfavorable changes in regulatory requirements, volatility in currency exchange rates, and difficulties associated with local legal systems. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.

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

If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, co-insurance, or otherwise paid by us. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance costs and claims expense have increased and could further increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if the cost per claim, premiums, the severity of claims, or the number of claims exceeds our coverage limits and further exceeds our historical experience; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the severity or number of claims under our deductibles or self-insured retentions differs from historical averages.

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
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to consumer protection, privacy, data security, data protection, and cyber security in the United States or globally;
•administrative actions, government investigations, lawsuits, and other legal and regulatory proceedings threatened or initiated against us;
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

In November 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $500 million of our common stock, at management’s discretion, which was subsequently increased to $1 billion in February 2024. In June 2024, we announced that our board of directors authorized a new $500 million share repurchase program, which was subsequently increased to $750 million in November 2024. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our common stock under this authorization.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2024:

	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)		(in thousands)	(in millions)
July 1, 2024 to July 31, 2024	2,860	$34.23	2,856	$327
August 1, 2024 to August 31, 2024	6,598	$32.09	6,598	$115
September 1, 2024 to September 30, 2024	1,386	$34.52	1,329	$68
Total	10,844		10,783
___________
(1) In June 2024, our board of directors authorized a new $500 million share repurchase program, which was subsequently increased to $750 million in November 2024. The share repurchase program has no expiration date. In determining the authorization of each share repurchase program, including the amount authorized, our board of directors considered the trading price levels of our common stock, including relative to that of comparable companies, our cash position, and other relevant business, tax, and legal factors. Our board of directors also considered our profitability and positive operating cash flow in recent periods, which enable us to both engage in capital return and reinvest in our talent, technology, and long-term endeavors to drive more profitable growth and help our partners navigate the digital transformations of their businesses. As such, our board of directors believes that these factors will allow us to generate more value for our stockholders over the long term. For more information regarding the risks associated with our share repurchase program, see the section titled “Risk Factors—Risks Related to Ownership of Our Common Stock—We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.”
(2) Shares repurchased includes shares repurchased and cancelled related to the forfeiture of certain restricted stock.
(3) Excludes costs associated with the repurchases and the 1% excise tax accrued on the Company’s share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Compensatory Arrangements of Certain Officers

In December 2022, we granted a performance-based restricted stock unit award (the “PRSU Award”) to Ms. Simo, representing the right to be issued up to 1,200,000 shares of common stock (each such right, a “PRSU”). The PRSU Award vested in part (300,000 shares) in connection with our initial public offering in September 2023 and further vests upon the satisfaction of specific market capitalization goals ranging from $15 billion to $30 billion (the “Market Capitalization Goals”), as described in our definitive proxy statement on Schedule 14A for our 2024 annual meeting of stockholders (the “Proxy Statement”) in the section titled “Executive Compensation—Compensation Discussion and Analysis—2023 Executive Compensation Program—Long-Term Incentive Compensation—2022 PSU Awards.”

On November 12, 2024, the compensation committee of our board of directors (the “Compensation Committee”) amended the PRSU Award (the “Amendment”) to change the Market Capitalization Goals to corresponding stock price goals ranging from $43.32 per share to $86.64 per share (the “Stock Price Goals”). Achievement of the Stock Price Goals is measured using the volume-weighted average closing price of our common stock on The Nasdaq Stock Market over the 30-trading day period preceding the applicable measurement date (the “VWAP”). The Compensation Committee believes that the Amendment is necessary to achieve the original intent of the PRSU Award and to appropriately reflect the value creation it intended to reward at the time of grant. In particular, because the Company was not yet public when the PRSU Award was granted, the Compensation Committee did not have visibility as to the implications, once public, that fluctuations in common stock outstanding, including from share repurchases, would have on the Market Capitalization

Goals. Accordingly, the Stock Price Goals continue to reflect the value creation intended at the time of grant while Number of PRSUs Eligible to Vest providing clear visibility into potential achievement for Ms. Simo. No other terms of the PRSU Award were changed due to the Amendment, including the one-year post-vesting holding requirement for any shares of common stock issued.

The following table summarizes the vesting terms of the PRSU Award before and after the Amendment:

Performance Goal	Number of PRSUs Eligible to Vest	Before Amendment: Market Capitalization Goals(1)	After Amendment: Stock Price Goals

		(in billions)
Second performance goal	180,000	$15	$43.42
Third performance goal	240,000	$20	$57.76
Fourth performance goal	480,000	$30	$86.64
___________
(1) Market capitalization, as of an applicable measurement date, equals (x) the number of fully-diluted shares of common stock outstanding, using the treasury stock method, multiplied by (y) the VWAP. The implied stock price per share for each of the $15 billion, $20 billion, and $30 billion Market Capitalization Goals would have been approximately $51.19, $68.26, and $102.38, respectively, as of November 12, 2024, under the terms of the PRSU Award before the Amendment.

Following the Amendment, and based on the VWAP as of November 12, 2024, the Stock Price Goal of $43.32 was met, resulting in the vesting of 180,000 shares of common stock under the PRSU Award.

10b5-1 Trading Plans

During the quarter ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) described below:

On September 4, 2024, Alan Ramsay, our Chief Accounting Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Ramsay’s trading arrangement provides for the sale through January 30, 2026 of (i) up to 40,005 shares of our common stock and (ii) up to 40,237 shares of our common stock subject to restricted stock units previously awarded to Mr. Ramsay that may vest and be released to him on or prior to January 30, 2026. The actual number of shares of our common stock that will be released to Mr. Ramsay upon the vesting of restricted stock units will be reduced by the number of shares withheld by us to satisfy tax withholding obligations arising from the vesting of such restricted stock units and is not yet determinable. The actual number of shares that may be sold pursuant to this trading arrangement is not yet determinable. This trading arrangement was adopted pursuant to Rule 10b5-1(c)(1)(ii)(D)(2) under the Exchange Act.

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

MAPLEBEAR INC.

Date:	November 13, 2024	By:	/s/ Fidji Simo
Fidji Simo
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 13, 2024	By:	/s/ Emily Reuter
Emily Reuter
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2024	By:	/s/ Alan Ramsay
Alan Ramsay
Chief Accounting Officer
(Principal Accounting Officer)