Form 10-K
period 2024-12-31
Maplebear Inc.
filed 2025-02-28
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $5.1 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.

The registrant had outstanding 264,642,275 shares of common stock, par value $0.0001 per share, as of February 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•our ability to attract new customers and shoppers and maintain and/or increase engagement of existing customers and shoppers;
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
•our ability to expand or enhance our existing offerings and develop new products, offerings, features, and use cases, bring them to market in a timely manner, and whether retailers, customers, brands, shoppers, or other partners launch or utilize such products, offerings, features, and use cases in the manner and timing that we expect;
•our ability to adapt to or utilize artificial intelligence and machine learning solutions;
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
•macroeconomic and industry trends, including the impact of tariffs or other trade restrictions, inflation, elevated interest rates, the effects of supply chain challenges, the cessation of or changes to government aid programs, and geopolitical conflicts;
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

•our expectations concerning our relationships with third parties; and
•our expectations regarding our share repurchase program.
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

When shopping for groceries, consumers want selection, quality, affordability, and convenience, and they shop in many different ways. Instacart started as a way for households to conveniently manage their weekly grocery shopping, a recurring and high order value consumer use case. Today, customers can place orders for delivery or pickup across a variety of use cases including the weekly shop, bulk stock-up, convenience, special occasions, from restaurants, and using our in-store technologies.

As consumers and retailers move online, brands can use Instacart Ads as an effective way to reach customers at the point of purchase and within minutes of delivery and consumption. Instacart Ads offers brands a highly measurable ads offering that leverages first-party transaction data to move products off of store shelves more efficiently.

Instacart is built for the entire grocery ecosystem, improving the experiences for each of our constituents and helping them succeed:

•Retailers. We enable more than 1,800 retail banners as of December 31, 2024 to grow by providing technology that can accelerate the digital transformation of their entire business both online and in-store.
•Customers. As of December 31, 2024, we reach 98% of households in North America, and help our customers shop at their favorite retailers, order from their favorite restaurants, and enjoy selection, quality, affordability, and convenience. Our membership program, Instacart+, offers expanded customer benefits including unlimited $0 delivery fees on orders over a certain size, and other exclusive benefits.
•Brands. We represent one of the largest and fast growing e-commerce channels for brands. We provide discovery and attractive return on investment for over 7,000 active brands through our industry-leading advertising tools and insights purpose-built for the online grocery category(1). We estimate that on average, our ads deliver more than a 15% incremental sales lift, and in some cases twice that, for our brand partners.(2)
•Shoppers. As of December 31, 2024, we offer approximately 600,000 shoppers an immediate, flexible earnings opportunity that allows them to choose when and how much to work.(3) Shoppers are deeply valued members of the Instacart community, and we strive to make the shopping experience as seamless as possible and protect shoppers while they work so they can continue to deliver superior customer service. We offer shoppers a mobile application (iOS and Android) that powers the entire shopper experience seamlessly.

___________
(1) In the fourth quarter of 2024, we updated our active brands calculation to incorporate certain methodology improvements, and we estimate such updates contributed approximately 500 active brands to our reported active brands as of December 31, 2024.
(2) Based on internal tests run across all brand partners during the year ended December 31, 2024 and individual tests run for select brands or types of brands.
(3) Based on shoppers who completed at least one order during the month ended December 31, 2024.

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

Instacart Marketplace

Through Instacart Marketplace we help customers find their favorite products, provide an innovative ad offering that inspires people to try new brands, connect customers to our dedicated shopper community, and help retailers and customers build deeper relationships. We help retailers serve their customers’ needs as to how and where they want to shop by supporting a wide array of fulfillment options, shopping occasions, and categories.

Instacart Enterprise Platform

Instacart Enterprise Platform is an end-to-end technology solution that powers retailers across all aspects of their business. Our offerings are modular, allowing retail partners to pick and choose which technologies best fit their needs. These solutions work seamlessly together, so retailers can more efficiently integrate with Instacart than they can with multiple separate technologies. Key components of Instacart Enterprise Platform include:

•e-commerce. We power world class e-commerce storefronts for approximately 600 retail banners and services as of December 31, 2024, from product discovery tools, to merchandising, to different payment models, to loyalty-as-a-service.
•Fulfillment. We help retailers fulfill grocery orders directly from their stores through a community of dedicated shoppers. Retailers — from national and regional retailers to local mainstays — can leverage our fulfillment API to help fulfill orders that are placed through their owned and operated online storefronts. In most instances, Instacart shoppers pick, pack, and deliver these orders, but retailers can also use our technology to enable orders that are picked and packed by their own employees, or use a combination of the two.
•Connected Stores. Instacart helps retailers create a unified, seamless, and personalized experience across their online and in-store footprints by leveraging technologies like Caper Carts, Carrot Tags, Eversight, FoodStorm, In-Store mode, Out of Stock Insights, and Storefront.
•Ads and Marketing. Carrot Ads, our enterprise ads offering, brings the best of Instacart Ads to retailers’ and other partners’ owned and operated online storefronts and apps. Our retail partners can also utilize our suite of marketing solutions, from self-serve tools to fully customized strategic partnerships, to grow their business by serving targeted promotions to customers.
•Insights. Insights gives retailers near real-time visibility into key metrics like item popularity, inventory levels and availability, order sizes, delivery times, delivery ratings, and sales, which enables retailers to optimize operations and provide better customer experiences.
Instacart Ads

Instacart Ads combines the best of digital advertising — precision, actionability, and measurability — with the ability to directly move products off the shelves at stores, getting these products into the hands of customers within hours. Because it offers brands a way to reach customers at the point of purchase and within minutes of delivery and consumption, our solution delivers highly measurable and strong return on investment across all parts of the customer shopping journey, from awareness to consideration to purchase. We have a wide breadth of advertising solutions, including Sponsored Product ads, display ads, coupons, and brand pages, to meet all of our brand partners’ needs. Instacart Ads also enables brands to learn more about general consumer behavior from discovery to purchase, offering valuable insights about how to optimize their advertising spend.

SALES AND MARKETING

While our brand and leading market position enable us to benefit from organic, word-of-mouth growth, we use sales and marketing to attract retailers, customers, brands, and shoppers and grow the pie for all of our constituents. Our marketing strategy includes consumer marketing, retail partnerships, brand partnerships, and shopper marketing. Consumer marketing includes digital marketing campaigns across a variety of platforms and channels, referral coupons and incentives, and in-store marketing. We also collaborate to run co-marketing initiatives with retailers and brands to attract new customers. Shopper marketing attracts new shoppers and retains our existing shopper base by using referral coupons, promotional campaigns, and engagement programs. To date, the majority of customers have come to Instacart through organic channels. We believe we have a significant opportunity to build awareness to fuel new customer acquisition and increase engagement, and we plan to prudently invest in brand marketing and other awareness campaigns in the future.
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
•Customers. We compete for customers based on factors such as the quality of customer experience, selection, affordability, and convenience.
•Brands. We compete for brands based on factors such as the breadth of our offerings, technology capabilities, ease of use, strength of data insights and analytics, our ability to innovate, consumer reach, and pricing.
•Shoppers. We compete for shoppers based on factors such as flexibility, earnings potential, safety and overall experience, and our brand.
New services and offerings from competitors, trends in consumer shopping behavior, macroeconomic factors, and other conditions, events, trends, or circumstances also impact our ability to compete for each of our constituents.

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

SEASONALITY

We experience seasonality in both the number of orders and GTV on Instacart, as well as in our advertising and other revenue. We typically see lower levels of order volume in the second and third quarter, resulting from lower usage of our offerings during the spring and summer months, followed by higher levels of order volume during the holiday season. In addition, our advertising and other revenue has historically been seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. Seasonality will likely cause fluctuations in our financial results on a quarterly basis.
GOVERNMENT REGULATION

We are subject to a wide variety of complex laws and regulations in the United States and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including those regarding privacy, data security, data protection, pay and fee transparency, health information privacy and security, consumer protection, marketing and advertising, health and safety, import and export, food and product safety, zoning, sustainability, tax, insurance, employment, shopper rights, weights and measures, alcohol and other age-restricted products, worker classification, collective bargaining rights, internet usage and access, e-commerce, and electronic payments.

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

Our technology, and the user data from retailers, customers, brands, and shoppers that we collect and process to run our business, are an integral part of our business model and, as a result, our compliance with laws and regulations dealing with the collection, use, disclosure, and other processing of personal information is core to our strategy to improve our technology and user experience. Regulators and legislatures around the world have adopted or proposed increasingly stringent requirements regarding the collection, use, disclosure, transfer, security, storage, destruction, and other processing of personal information and other data. Regulators and private litigants are more actively enforcing these requirements, and violating them carries substantial penalties. Examples of such laws include the Telephone Consumer Protection Act of 1991, Section 5 of the FTC Act, and related state laws, the Health Insurance Portability and Accountability Act of 1996, and various state privacy acts, including the California Consumer Privacy Act of 2018, and the Illinois Biometric Information Privacy Act. In addition, expanding our business to European markets would subject us to some of the world’s most stringent data protection laws, including the General Data Protection Regulation in the European Union and United Kingdom, which could limit our ability to do business in those markets.

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

As of December 31, 2024, we had approximately 692 issued patents in the United States and approximately 650 patent applications (including active Patent Cooperation Treaty applications) pending in the United States and globally. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole.

We have trademark rights in our name and other brand indicia, and have trademark registrations for select marks in the United States and other jurisdictions around the world. As of December 31, 2024, we also had approximately 162 copyright registrations. We also register domain names for certain websites that we use in our business, such as www.instacart.com, as well as similar variations to protect our brands and marks from cybersquatters. We continually review our development efforts to assess the existence and registrability of new intellectual property.

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
HUMAN CAPITAL

As of December 31, 2024, we had a total of 3,265 full-time employees worldwide. We also engage with contractors, vendors, and consultants. We have invested substantial time and resources into building our team and believe that our employee relations are strong. Our success depends in large part on the efforts of our management, highly-skilled software engineers, sales personnel, and other professionals. Therefore, it is crucial that we continue to attract and retain high-performing employees from all demographics by providing competitive compensation and benefits, fostering a diverse, inclusive, and safe workplace, while making opportunities available for all our employees to grow and develop in their careers. Our board of directors and compensation committee oversee our human capital strategy, which is developed and managed under the leadership of our Chief People Officer, who reports to our Chief Executive Officer.

Compensating and Supporting Our Employees

Instacart is committed to providing equitable compensation opportunities and rewarding employees who achieve results, embody our mission and values, and help others succeed. We also believe in supporting our employees’ personal and professional growth as well as their health and wellness.

Providing Equitable and Competitive Compensation. Our philosophy is to provide our employees with market competitive and equitable compensation that rewards high performance. To ensure equitable compensation for our employees, we consider external market data as well as internal parity for all compensation decisions. Periodically, under the direction of legal counsel, we conduct comprehensive reviews of employee compensation to help ensure equitable pay practices. To incentivize high performance, we aim to reward eligible employees with pay increases and equity awards in recognition of their contributions. We believe our compensation practices help us attract and retain talented employees in a competitive labor market.

Supporting Our Employees. Our employees work hard to ensure the success of our business, and we know that hard work requires strong support. That is why we are deeply committed to investing in resources to help our employees grow and thrive. We take a holistic approach to supporting employee well-being through providing eligible employees and their eligible dependents with competitive health and wellness benefits, retirement savings, and work-life options tailored to help keep them and their families feeling their best. In addition, in 2022, we adopted our Flex First workforce model, which provides our eligible employees with the option to work remotely, in one of our offices, or a combination of both. We believe this provides our employees with the flexibility to support their personal needs while maintaining our high-performing and collaborative culture. We are also devoted to investing in the development of our employees through learning tools and opportunities to help them achieve their personal and professional goals.

Supporting a High-Performing Workforce

One of our human capital priorities is building and maintaining the highest performing workforce we are able through attracting, developing and retaining qualified talent from diverse backgrounds at every level of our organization. We have developed a number of initiatives throughout the employee life cycle to achieve this objective.

Accessing the Available Talent Pool. Our recruitment processes are intended to promote access to hiring opportunities for talented applicants from a variety of backgrounds. For example, we encourage hiring managers to consider a diverse group of qualified candidates at the panel interview stage. We have also implemented programs to attract qualified talent from all backgrounds. For example, we offer prospective candidates conversations with members of our Employee

Resource Groups (“ERGs”), which are employee-led groups open to all employees that help create an inclusive culture, to all candidates so they can get a better understanding of our culture. Lastly, we provide training to recruiters, hiring managers, and interviewers on our recruiting practices, with the goal of ensuring that all candidates are seen and evaluated fairly. These efforts help ensure we have access to a diverse pool of talented candidates that strengthens our workforce’s overall capabilities.

Ensuring Access to Opportunities while Minimizing Attrition. We recognize that hiring exceptional talent is just the first step in facilitating employee success and building a high-performing workforce; we also prioritize retaining all talent and work to ensure that all employees have equal access to development, advancement, and internal opportunities. To help accomplish this, we support all of our managers with training and resources designed to help them create an enriching environment within their teams. This includes conducting fair and objective performance reviews, considering promotion readiness, and, for eligible employees, providing opportunities for internal mobility.

Fostering an Inclusive Environment. We believe that creating an inclusive environment not only drives performance but also fosters innovation, collaboration, and long-term success. To ensure Instacart remains a welcoming environment for all employees, while also intentionally focusing on inclusion for all talent, we are constantly investing in our culture and creating opportunities to build community for all of our employees. Members of our executive team personally sponsor ERGs and Instacart allocates funding to our ERGs every year for programming and initiatives that range from professional development sessions, employee networking opportunities, and volunteer events to belonging and engagement opportunities. Additionally, in order to improve collaboration among diverse teams, we have invested in resources to educate our employees on building an inclusive culture and on recognizing and managing bias. We also regularly survey employees on how effective our leadership has been in creating an inclusive workplace to discover new opportunities to build an inclusive community.
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
ADDITIONAL INFORMATION

We intend to announce material information to the public through filings with the Securities and Exchange Commission (“SEC”), on the investor relations page of our website, which is located at investors.instacart.com, our blog, which is located at www.instacart.com/company/blog, press releases, public conference calls, and public webcasts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. We file electronically with the SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We make available on our investor relations website, free of charge, copies of these reports and other information as soon as reasonably practicable after we file such material with or furnish it to the SEC. The SEC also maintains a website including reports, proxy and information statements, and other information, that contains our SEC filings at www.sec.gov.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include the following:
•Historical trends relating to our growth and financial performance may not be indicative of future performance.
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
•We have a history of losses, and we may be unable to sustain or increase profitability or generate profitable growth in the future.
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

Risks Related to Our Business and Industry
Historical trends relating to our growth and financial performance may not be indicative of future performance.
We have experienced rapid growth in prior periods, which was driven substantially by the COVID-19 pandemic, which led to significant demand for our offerings, and the rapid evolution of the online grocery shopping industry, as well as the other retail categories in which we operate. However, our growth rates have decreased from what we historically experienced and may continue to decrease or fluctuate as a result of macroeconomic and geopolitical uncertainty, including as a result of tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies, increasing competition, strategic initiatives, and the maturation of our business, among others. We also cannot be certain whether we will drive greater engagement from new or existing retailers, customers, or brands or maintain or increase the level of demand for our offerings over the long term. As a result of the foregoing, our prior growth rates and financial performance should not necessarily be considered indicative of our future performance and results of operations.
Overall growth of our GTV, revenue, margin, and profitability depends on a number of factors, including our ability to:
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
•enter into and maintain strategic partnerships, including our partnership with Uber to offer their restaurant delivery services on our platform;
•avoid interruptions or disruptions in our services;
•provide retailers, customers, brands, and shoppers with high-quality support that meets their needs;
•effectively manage growth of our infrastructure, personnel, and operations, particularly due to our Flex First workforce model that permits employees to elect to work remotely;
•effectively manage our costs related to our fulfillment methods; and
•maintain and enhance our reputation and the value of our brand.
As a result, you should not rely on our GTV, revenue growth rate, or other key business metrics for any prior quarterly or annual period as an indication of our future performance.
In addition, our ability to forecast, and to provide guidance to investors regarding future operating results and key financial metrics is inherently uncertain. Our business is complex, relatively young and subject to significant impacts from events or evolving regulations beyond our control. All forecasts should be viewed as our good faith expectation at the time originally made, but not accorded undue weight.
We also expect to continue to expend substantial financial and other resources to grow our business, which may not result in sufficient growth or increased profitability to offset the cost of such investments. We may also fail to allocate our resources in a manner that results in increased GTV or revenue growth or improved margin. If our GTV or revenue growth rates decline or our margin is negatively impacted, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.
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
•cost of using Instacart, including customer fees, compared to in-store shopping or other alternatives, particularly for lower income consumers;
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
•macroeconomic uncertainty, including as a result of tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies;
•future public health outbreaks, or a future outbreak of disease or similar public health concern;
•market acceptance of online grocery shopping;
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
Although we believe that many customers originate from word-of-mouth customer acquisition and other non-paid referrals, we expect to continue to expend resources for customer acquisition and engagement, including through offering discounts and running promotions, all of which could impact our overall profitability. We have, in the past, experienced and may continue to experience decreases in new customer acquisition rates and customer retention which have negatively impacted and may continue to negatively impact GTV and orders. As a result, we have increased and may continue to increase our customer acquisition spend, including incentives, paid marketing, and brand marketing campaigns to acquire new customers and increase the engagement of our existing customers, which may harm our margin and profitability and our efforts to drive efficiencies in our operating expenses. If we are not successful in, or reduce our marketing investments, we may not be able to retain our existing customers or convert first-time customers, including those using consumer incentives such as discount promotions, into customers who regularly use and engage with our offerings. Further, we may not be able to accurately assess the effectiveness of our marketing campaigns and strategies in acquiring new customers or increasing existing customer engagement for several periods. The effectiveness of our marketing campaigns and strategies may also be obfuscated due to temporary or periodic external factors, such as future public health outbreaks, macroeconomic factors, and changes in the regulatory landscape. Failure to effectively design and conduct such campaigns and strategies may negatively impact our ability to acquire new customers and increase engagement with existing customers, which would harm our revenue growth and business. Consumers also have different grocery needs and preferences depending on demographics, and these priorities may shift as they age. We face heavy competition for consumers in certain demographics, including those in younger age groups who prioritize use cases, features, and fulfillment options that are different from customers in older age groups, such as convenience and specific product categories, as well as those in different income groups who may prioritize affordability over convenience or selection. If we do not successfully address the current and future needs of consumers in different demographics, primarily certain age and income groups, including through brand marketing campaigns and introduction and promotion of relevant use cases, features, fulfillment options, and other functionalities, we may be unable to attract new customers or increase engagement with existing customers. In addition, we may also experience increased customer churn, including to competitors, which would harm our business.
Many customers initially access Instacart to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our offerings to such customers, thereby encouraging them to access Instacart regularly or subscribe to Instacart+, through prompts, notifications, and reduced fees or time-limited trials of Instacart+ and other offerings. However, these customers or other customers we acquire inorganically may be lower intent users of Instacart with reduced engagement compared to customers that we acquire organically, may never convert to paying Instacart+ members, or may discontinue using Instacart after they take advantage of our promotions. Further, our initiatives to retain customers, such as encouraging them to subscribe to Instacart+ or providing additional use cases and fulfillment options, may result in negative impacts to other metrics. For example, an increase in Instacart+ orders, changes in product categories shopped, reduced spend on more premium or discretionary products, a shift toward convenience or priority, may result in a decrease in average order value. Such shifts may also negatively impact certain retailers’ and brands’ actual or perceived benefit from engaging with Instacart. We may also fail to retain customers or experience reduced demand for our services due to negative impacts to our reputation and brand, including due to complaints and negative publicity about us, our offerings, or our competitors, even if factually incorrect or based on isolated incidents. For example, if we are unable to increase shopper availability during demand surges, including due to inclement weather or future public health outbreaks, customers may experience delays in receiving orders or incorrect order fulfillment, which may harm our brand and reputation. In addition, inventory shortages at our retail partners’ stores, which are not within our control, may also negatively impact consumers’ perception of our offerings. In particular, disruptions in the global supply chain, including those resulting from labor shortages or disputes, closures of manufacturing facilities, transportation restrictions and limitations, war and international conflicts, and increased demand for certain consumer products, have limited, and may continue to limit, the ability of our retail partners to obtain products, maintain stock of such products in a timely and cost-efficient manner, and otherwise respond to consumer demands. Although we do not carry grocery or other retail products as inventory, and as a result, we are not directly impacted by supply chain disruptions to those products, shortages of such products have in the past resulted in, and may in the future result in, higher rates of out of stock items and delivery delays by shoppers, which have in the past resulted in, and may in the future result in, more customer cancellations and redeliveries, fewer customer orders or smaller orders, and overall customer dissatisfaction.
We regularly provide customers with appeasement credits and refunds as well as incentives for future orders, which measures are intended to counteract any reputational harm and maintain customer satisfaction but are accounted for as direct reductions to our transaction revenue. These negative impacts to our revenue have harmed, and may continue to harm, our margin and results of operations, and the related customer dissatisfaction negatively impacts customer retention and engagement as well as our ability to continue growing our orders, GTV, and Instacart+ adoption. These negative impacts particularly harm our ability to engage with and retain customers in demographic groups that are historically less prevalent on Instacart, such as lower income customers, who may attribute less value to Instacart compared to alternatives due to these negative impacts. Efforts to reduce the overall costs associated with these appeasement credits and refunds, including by reducing appeasement credits and refunds generally, may also create reputational harm and impact our ability to attract or retain customers. Failure to retain existing customers or acquire new customers may also harm our relationships and commercial arrangements with retailers and brands as well as our ability to attract new retailer and brand partners. Past and future changes to the fees that we charge our customers may also reduce overall engagement by our customers or negatively impact new customer acquisition. If we are not able to continue to expand our customer base or fail to retain or drive greater engagement of customers or increase demand for our full-price or paid services, such as Instacart+, while balancing the interests of other constituents on Instacart, our revenue may grow slower than expected or decline, and our margin may be negatively impacted.
We have a limited history operating our business at its current scale, scope, and complexity in an evolving market and economic environment, which makes it difficult to plan for future operations and strategic initiatives, predict future results, and evaluate our future prospects and the risks and challenges we may encounter.
We have significantly scaled and expanded our business and operations, which has led to increased usage of our offerings from new and existing customers. Accordingly, we have limited experience in, and data and results from, operating our business at its current scale, scope, and complexity and in a rapidly evolving market and economic environment. As a result, our ability to plan for future operations and strategic initiatives, predict future results of operations, and plan for and model future growth in orders, GTV, revenue, expenses and prospects is subject to significant risk and uncertainty as compared to companies with longer and more consistent operating histories and in more stable macroeconomic or regulatory environments and industries. In particular, we face risks and challenges relating to our ability to, among other things:

•accurately forecast our orders, GTV, and revenue and budget for and manage our expenses;
•attract new retailers, customers, brands, and shoppers and retain or increase the engagement of existing retailers, customers, brands, and shoppers in a cost-effective manner;
•enter into and maintain strategic partnerships, including our partnership with Uber to offer their restaurant delivery services on our platform;
•comply with existing and new laws, regulations and judgments or settlements applicable to our business;
•plan for and manage capital expenditures;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate, including as a result of tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies;
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
Our future growth will depend heavily on our ability to successfully execute on our strategic initiatives. For example, as we continue to expand our business, we have introduced and scaled new features, use cases (such as convenience and restaurants), fulfillment options (such as pickup and priority), and functionalities in our offerings (such as flyers and loyalty programs), and made strategic investments in new technologies and initiatives (such as Connected Stores and our enterprise offerings). We have also invested heavily in our Instacart Ads product capabilities and in growing the number of brands that use our services. In addition, we continue to invest in strategic initiatives such as Instacart Business and Instacart Health to expand the scope of our business. Our future growth depends on the perceived value of our expanded offerings as a whole to retailers, customers, brands, shoppers, and strategic partners, as well as our ability to balance the effects of various strategic initiatives, including our focus on further scaling our operations to improve our margin and profitability. For example, we may experience fluctuations in our growth due to changes in average order value as a result of promoting Instacart+ to customers to increase customer loyalty and order volume, new or updates to our pricing strategy or other strategic initiatives. We have limited experience operating this expanded business model and may not be able to accurately predict and plan for the impacts it may have on our growth rates, revenue mix, margin and profitability, as well as outside factors that may impact our business model, such as changes in consumer shopping behavior, retailer preferences, competition, and macroeconomic factors.
Our limited history and experience operating our current business may also negatively impact our ability to plan strategic investments and initiatives to further expand our business and offerings, including to support our retail partners, customers, brand partners, and shoppers, certain of which may require significant capital expenditures and future operating expenses that may be difficult to forecast. In addition, existing and future operational and strategic initiatives may have lengthy return on investment time horizons, such as brand marketing campaigns, new marketing, merchandising and consumer awareness strategies, and Connected Stores. As a result, we will not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, resulting in high opportunity costs. The online grocery industry and competitive landscape also continue to evolve, which will require us to address shifting competitive pressures and further stresses our ability to plan for operational and strategic initiatives and forecast our future results of operations. We are also devoting significant resources to bolster our capacity and information technology infrastructure, financial and accounting systems and controls, sales and marketing and engineering capabilities, and operations and support infrastructure, as well as to retain, manage, and train employees in geographically dispersed locations to service new and existing customers. We may not successfully accomplish any of these objectives in a timely manner or at all.
You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets, in particular, markets that are or could be materially impacted by significant regulatory changes, global pandemics, and economic recessions such as the online grocery industry. If our assumptions regarding the risks and uncertainties that we consider in planning and operating our business are incorrect or change, or if we do not address these risks and uncertainties successfully, including due to the lack of historical data from and experience in operating our business at its current scale, scope, and complexity, the continued evolution of our business and the online grocery industry, or other factors, our results of operations could differ materially from our expectations, and our business, financial condition, and results of operations could be adversely affected.
We have a history of losses, and we may be unable to sustain or increase profitability or generate profitable growth in the future.
Although we have generated profit in recent periods, including net income of $457 million for the year ended December 31, 2024, we have historically experienced significant net losses, including a net loss of $1,622 million for the year ended December 31, 2023, primarily as a result of stock-based compensation expense we recognized in connection with the vesting of certain restricted stock units (“RSUs”) and vesting of restricted stock in connection with our IPO. As of December 31, 2024, we had an accumulated deficit of $3,585 million. We will need to sustain or increase revenue while managing our costs to sustain or increase profitability.
Our ability to generate and expand profitability is highly impacted by growth in our diversified revenue streams and our ability to drive operational efficiencies in our business. Our efforts to maintain and increase our profitability may not succeed due to factors such as evolving consumer behavior trends in grocery shopping, including the impacts of future public health outbreaks, customer engagement and retention, changes in our revenue mix and retailer, customer, and brand partner fees, the costs associated with complying with evolving regulatory regimes, including costs associated with order fulfillment, collection and credit risks, our ability to hire and retain highly skilled personnel, unfavorable macroeconomic conditions, our ability to effectively scale our operations, and the continuing evolution of the online grocery industry, many of which are beyond our control.
Our ability to generate and expand profitability also depends on our ability to manage our costs. We have expended and expect to continue to expend substantial financial and other resources to:
•increase the engagement of retailers, customers, brands, and shoppers;
•drive adoption of our offerings through marketing and incentives and increase awareness through brand campaigns;
•enhance Instacart with new offerings, including through partnerships, use cases, features, including flyers and loyalty programs, fulfillment options, member benefits, such as unlimited $0 delivery fees on orders over a certain size, and other exclusive benefits for Instacart+ members, and functionality, including through strategic investments and expanded technologies, such as Connected Stores; and
•invest in our operations to continue scaling our business to achieve and sustain long-term efficiencies.
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives may also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the grocery industry. Any failure to adequately increase revenue or manage operating costs could prevent us from sustaining or increasing profitability. Expansion of our offerings, such as to include new use cases, additional technologies, fulfillment options, additional geographic markets, or retail categories adjacent to grocery, may initially harm our profitability. We have also made and may continue to make concessions to retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. These retailer concessions negatively impact our revenue and financial results and the process for determining and quantifying the impact of these concessions requires judgment and estimates. As a result, the impact of retailer concessions on our financial results may continue into future periods or have higher impacts than we anticipate. We may also incur higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in grocery shopping. For example, our sales and marketing expenses as well as consumer incentive costs have increased and may continue to increase in the near term. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the shopping experience, and optimize costs such as shopper earnings, payment processing, customer and shopper support, and shopper acquisition and onboarding costs. We have expanded gross margin and optimized operating costs through these efficiencies in the past but the pace of such expansion has normalized and may decelerate further in the future. We also face greater compliance costs associated with the increased scope of our business and being a public company.
In addition, we have granted RSUs and restricted stock to our employees and directors, which primarily vest upon the satisfaction of a service-based vesting condition. Stock-based compensation expense related to these RSUs and other outstanding equity awards will result in fluctuations in our expenses in future periods.
We may encounter unforeseen operating expenses, difficulties, complications, delays, and other factors, including as we expand our business, execute on strategic initiatives, and navigate macroeconomic uncertainty and any future public health concerns or outbreaks, which may result in losses or a failure to generate or expand profitable growth in future periods.
As such, due to these factors and others described in this “Risk Factors” section, we may not be able to sustain or increase profitability or generate profitable growth in the future. If we are unable to sustain or increase profitability, the value of our business and the trading price of our common stock may be negatively impacted.
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
Our ability to attract and retain retailers depends on our ability to generate revenue for them. Retailers will not continue to do business with us if they do not believe that partnering with Instacart will generate a competitive return relative to other alternatives, including from our competitors. Retailers have in the past chosen, and could continue to choose, to partner with other online grocery platforms (exclusively or otherwise) or develop or acquire their own online grocery platforms, in either case in a specific geographic market or overall. Retailers may also choose to develop, acquire, or partner with other companies (exclusively or otherwise) for access to products and offerings for specific use cases, fulfillment options, features, or technologies, such as brand advertising and retail media platforms, prepared meals, shopping cart or checkout technologies, and others. Our future growth depends in part on our ability to not only engage new retailers but also to retain and expand existing retailer engagement with Instacart. However, retailers may decrease their engagement with Instacart based on factors that may not be within our control or whose impacts are difficult to predict. For example, macroeconomic effects from supply shortages and inflation have previously resulted in fluctuations in consumer shopping behaviors and preferences. An increase in retailer operating costs, or other deterioration in the financial condition of retailers, whether due to macroeconomic conditions or otherwise, could cause retailers to raise prices, renegotiate contract terms, or cease operations, which we expect may influence our retailer fee terms. Further, as we expand our own offerings, changes in the mix of customer engagement with our existing and new use cases, fulfillment options, features, and technologies, as well as any changes in online shopping behaviors, may also result in a decrease in engagement for certain retailers, due to less favorable economics or changes in retailers’ strategic focus. We may not be able to accurately predict the extent of the impact of the factors above on our business and growth initiatives and resulting new trends in retailer strategies and preferences, including due to our limited experience in operating our business at its current scale, scope, and complexity and limited historical data regarding impacts of these factors, which may harm our revenue growth, margin, and results of operations.
We enter into services agreements with our retail partners that provide for service fees in exchange for providing access to our technology platform. We recognize revenue as a percentage of the total purchase value from the sale of goods, a per transaction fee, the difference in price between amounts charged to customers for goods and the actual settlement price to the retailer for the goods, a license fee for the use of our technology platform, or a combination thereof. Payment by retailers is generally due immediately to 45 days upon receipt of invoice. Retailers have in the past decided and may in the future decide to not renew their agreements while others have in the past modified and may in the future modify their agreement terms in a cost-prohibitive or strategically detrimental manner when their agreements are up for renewal due to factors such as macroeconomic uncertainty, dissatisfaction with existing or proposed terms in their service agreements, changes in consumer shopping behavior and preferences on Instacart and among our use cases, fulfillment options, and competitive offerings. For example, we have modified, and may need to modify in the future, retailer fee arrangements to attract and retain retailers, modify payment processing arrangements, or make other changes that reduce our transaction revenue, in each case due to competition, retailer business downturns, and other factors. Some retailers have in the past shifted and may in the future shift away from exclusive arrangements with us for various reasons, including to partner with other or additional online grocery platforms, and additional retailers may decide to shift away from such arrangements in the future. Our inability to maintain our relationships with retailers on terms consistent with or better than those already in place and that are otherwise favorable to us could increase competitive pressure, impact grocery product and/or offering pricing, and otherwise adversely affect our business, financial condition, and results of operations. Retailer consolidation may also result in a decrease in or cessation of engagement with Instacart, or result in Instacart receiving less favorable contract terms with the consolidated entity.
Retailers could also experience downturns or fail, including due to macroeconomic pressures, experience labor shortages or disputes, fail to adopt additional offerings or fulfillment methods or fail to launch or utilize our offerings in the manner and timing that we expect, or cease using Instacart altogether for many reasons. The grocery industry has traditionally been slow to adopt new technologies, fulfillment options, and online enablement in general, including due to lack of confidence in the online grocery industry, preference for in-store shopping due to resulting organic shopping behaviors, or general resistance to adopting Instacart, and is typically characterized by comparatively lower margin and high cash needs. As a result, we have at times experienced, and may continue to experience, slower adoption and implementation of our offerings by our retail partners as well as retailer turnover. If we lack a sufficient variety and supply of retailers, or lack access to the most popular retailers, such that Instacart becomes less appealing to consumers and brands, our business may be harmed.
We currently generate significant GTV and revenue from a small number of retailers. Our top three retailers accounted for approximately 43% of our GTV for the years ended December 31, 2022 and 2023, and 42% for the year ended December 31, 2024. While GTV and revenue from our largest retail partners may decrease as a percent of our total GTV and revenue over time as we generate more GTV and revenue from other retailers, we believe that GTV and revenue from our largest retailers will continue to account for a significant portion of our GTV and revenue for the foreseeable future. If any of these retailers were to suspend, limit, or cease their operations or otherwise terminate their relationships with us, the attractiveness of Instacart to consumers and brands could be materially and adversely affected.
We are continuing to build our Instacart Ads offerings. If we fail to grow our advertising revenue, our business, financial condition, and results of operations would be negatively impacted.
We are continuing to build, grow, and scale our Instacart Ads offerings and our advertising revenue model. Our agreements with brand partners provide that service fees are paid for continually promoting a brand during the duration of the term applicable to a given advertising campaign. Contracts applicable to a given advertising campaign are typically less than one year in duration. We primarily recognize revenue in the amount that we have the right to invoice as advertising services are rendered, which occurs upon delivery of clicks, upon delivery of impressions, over the contract term on a fixed fee basis, or upon redemption of coupons. Payment for our advertising offerings is generally due 30 to 90 days upon receipt of invoice. Although we have significantly grown our advertising and other revenue and launched a number of new advertising capabilities in recent years, we are still optimizing and refining the execution of our growth strategy for our Instacart Ads offerings and face certain challenges associated with scaling such newer offerings. As such, there is no assurance that this advertising revenue model will continue to be successful or that we will generate increasing advertising revenue, and the pace of expansion of our Ads offerings may fluctuate. To sustain or increase our advertising revenue, we must attract new brands and encourage existing brands to maintain or increase their advertising spend on Instacart given we do not typically have long-term commitments from brands. To do this, we must expand the number of markets where we offer advertising, attract new retailers and expand our relationships with existing retailers, acquire new customers and increase the engagement of existing customers, and increase the breadth and functionality of our advertising products to create more value for our brand partners, including new advertising formats, new measurement tools, increased brand awareness, and other capabilities to deliver attractive return on investment to brand partners. If we are unable or choose not to expand our advertising markets, develop or pursue innovative advertising models and offerings, expand our relationships with more retailers, acquire new customers or increase the engagement of existing customers, or acquire new brand partners or increase the engagement of existing brand partners, we may not be able to successfully grow our advertising and other revenue. In addition, our advertising and other revenue growth rate and our advertising and other investment rate have fluctuated and may continue to fluctuate, particularly during periods of acceleration or deceleration in our GTV growth. Our advertising and other investment rate may also fluctuate if we generate more GTV from sources where we do not provide advertising or where we have recently enabled advertising, such as from certain new offerings or use cases and from retailers’ owned and operated online storefronts including those utilizing Instacart API that do not partner with Carrot Ads.

Changes to our advertising policies and privacy, data security, and data protection practices, laws, legislation, or regulations, or the regulatory enforcement thereof, may affect the products that we are able to provide to brands, which could harm our business. Actions by operating system platform providers or application stores such as Apple or Google may also affect our offerings or services or how we collect, use, and share data from end-user devices in connection with Instacart Ads. For example, Apple implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to track user activity across apps or websites or access users’ device advertising identifiers for advertising and advertising measurement purposes, as well as other restrictions. Additionally, many state legislatures have enacted laws and regulations granting consumers the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration and imposing certain obligations on covered businesses with respect to consumers’ personal data. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, “do not track” mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal data for targeted advertising purposes. The long-term impact of these and other privacy and regulatory changes remains uncertain and may harm our growth, business, and profitability.
In addition, expenditures by brands tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions have also adversely affected the demand for advertising and caused brands to reduce the amounts they spend on advertising. For example, we have seen and may continue to see reduced demand for advertising from brands that are exercising caution with their spending budgets and either slowing or reducing their campaigns due to, among other things, macroeconomic uncertainty, including as a result of tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies, global supply chain disruptions, labor shortages or disputes, changing consumer preferences, geopolitical conflicts including the war in Ukraine and conflicts in the Middle East, and reduced consumer confidence. These factors have had a negative impact on our advertising revenue, and such impact is expected to continue in future periods. These factors may also negatively impact our ability to forecast our advertising revenue as the extent of the ongoing impact of these macroeconomic factors on our business and on global economic activity generally is uncertain and may continue to adversely affect our business, operations, and financial results. In addition, impacts to brand partner spend as a result of decreases in our GTV growth, along with the timing of adoption of new advertising formats and offerings, have resulted and may continue to result in reductions in the growth of brand partner digital marketing spend on Instacart and related decreases in advertising and other revenue growth in future periods. Our ability to sustain or increase profitability depends in part on our advertising revenue, and failure to maintain or grow our advertising revenue could harm our prospects, business, financial condition, and results of operations, as well as impact our ability to strategically lower fees and invest in larger marketing campaigns, new offerings, and select geographic expansions.
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

With respect to Instacart Enterprise Platform, our current and potential competitors include, but are not limited to: (i) companies that are focused on the online grocery enterprise services industry, as well as larger enterprise software companies that have products and services that provide retailers with some of the benefits we offer through Instacart Enterprise Platform, (ii) micro-fulfillment or automated warehouse providers that support grocery retailers’ owned and operated offerings, such as Ocado, and (iii) existing and potential retailers on Instacart who develop or may in the future develop their own enterprise e-commerce system. In addition, our competitors include companies that provide point solutions for individual components of Instacart’s e-commerce offering such as picking technology and retail media network solutions. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including retailers. While there may be costs to switch between enterprise products, retailers may shift to the platform that offers the lowest service fee for their products and provides the highest volume of orders, or build their own. Our Instacart Enterprise Platform also includes in-store technology offerings, including Caper Carts, Lists, Carrot Tags, and other in-store applications, which face competition from other retailer technology solution providers, such as Veeve and Amazon.
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
With respect to restaurants offered on Instacart’s Marketplace via our partnership with Uber, there are a number of competitors to such offering available through Instacart including, but not limited to: (i) local on-demand delivery companies such as DoorDash, Uber Eats via Uber’s native applications, and Grubhub (acquired by Wonder), (ii) restaurants that have their own online ordering platform or online ordering systems, and (iii) other businesses that offer online ordering of prepared meals. Many consumers also rely on offline ordering channels, such as take-out offerings, telephone, and paper menus advertised by restaurants to consumers. The cost to switch between providers of online restaurant delivery is low for consumers, and consumers within various demographics have a propensity to shift to the lowest-cost or highest-quality provider and may use more than one delivery platform. In addition, competitors may offer different restaurant selection or restaurant delivery focused memberships that discourage consumers from switching to our offering.
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
For all of these reasons, we may not be able to compete successfully against our current and future competitors. Our inability to compete effectively would have an adverse effect on our ability to acquire new retailers, customers, and brand partners or increase the engagement of our existing retailers, customers, and brand partners, or would otherwise harm our business, financial condition, and results of operations. Third parties may also gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
The market acceptance of our offerings is critical to our continued success. Historically, consumers and retailers have been slower to adopt online grocery shopping than e-commerce offerings in other industries such as consumer electronics and apparel. Grocery is a complex market, and improving upon the traditional consumer in-store experience through an online platform or with connected shopping experiences is difficult due to broad consumer demands on selection, quality, affordability, and convenience. Grocery shopping habits and related consumer preferences are complex and diverse across and within markets and across demographics and age groups. Changing traditional grocery shopping habits is difficult, and if consumers and retailers do not embrace the transition to online grocery shopping and connected shopping experiences as we expect, our business and operations could be harmed. The amount of influence we may have over these shopping habits and preferences, and the methods at our disposal to exercise such influence (including marketing and incentives), may be limited, and we are dependent on external influences over shopping habits, such as public health incidents and inclement weather, and macroeconomic factors. In particular, shopping habits and preferences vary between younger and older consumers, consumers across different income groups, and among other demographic characteristics, and to be successful, we need to effectively increase market acceptance across all age, income, and other demographically different groups by increasing brand awareness and focusing marketing efforts on relevant habits and preferences. Moreover, even if more consumers begin to shop for groceries online, if we are unable to address their changing needs, or the evolving needs of retailers or brands, and anticipate or respond to market trends and new technologies in a timely and cost-efficient manner, we could experience decreased adoption, increased customer churn and lose the support of retailers and brands, any of which would adversely affect our business and results of operations. Demand for our offerings is also affected by a number of factors beyond our control, including macroeconomic conditions, initiatives by retailers to influence shopping behavior, continued market acceptance of our offerings, the timing of development and release of new offerings and features by us, the timing or manner of the adoption of our offerings by retailers and our competitors, changing consumer dietary preferences, technological change, brand recognition, and growth or contraction in our markets. If we fail to achieve increased market acceptance of our offerings, our business could be seriously harmed.
Mergers or other strategic transactions by competitors or retailers could weaken our competitive position and adversely affect our business.
If one or more competitors or retailers were to merge, acquire, or partner with another competitor or retailer, the change in the competitive landscape could adversely affect our ability to compete effectively. Consolidation amongst major retail partners could impact contractual negotiations with such retail partners, result in lower utilization of our products, or lead ultimately to termination of existing retailer engagements. In addition, our competitors may also establish or strengthen cooperative relationships with current or future retailers, brands, and other parties with whom we have relationships, which could limit our ability to promote our offerings to those retailers and reduce our number of customers. As a result of these and future potential acquisitions, current and future retailers may begin working more closely, or on an exclusive basis, with other competitors with whom they have combined or otherwise established new relationships. Disruptions in our business caused by these events could adversely affect our business and results of operations.
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
•macroeconomic uncertainty, including as a result of tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies;
•the impact of prior or future public health threats on our business;
•revenue and fulfillment option mix shifts as we enhance Instacart with new offerings, use cases, and functionality, as well as changes in mix of revenue contribution from advertising contracts;
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
The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. In particular, we experienced substantial growth in recent periods and have also made significant changes to our business, including through scaling our operations to meet the increased demand and implementing new business and product initiatives, which have impacted our expenses and margin. These historical shifts and trends are not necessarily indicative of our future performance and may obscure longer term trends in our business and results of operations. Relatedly, even as the circumstances that accelerated the growth and evolution of our business subside, we may experience sudden periods of high demand and related increased costs due to future public health outbreaks. As such, for these and other factors stated above, quarter-to-quarter and year-over-year comparisons of our results of operations may not be meaningful and should not be unduly relied upon as an indication of future performance.

Our working capital and operating cash flows have fluctuated and may continue to fluctuate significantly from period to period as a result of new initiatives, the timing of payments made to and/or received from retailers, shoppers, and vendors, and certain transaction types, such as those involving EBT SNAP benefits and alcohol sales, which have a more significant impact on our working capital and operating cash flow due to the variability, magnitude, and timing of retailer reimbursements. Additionally, we make substantial weekly payments to shoppers on Tuesdays and Sundays for services delivered on Instacart, and therefore, we expect our reported cash and cash flows from operating activities to be impacted based on the day of the week of each reporting period. Additionally, due to the timing of funding to a certain payment card issuer, we may experience an increase in short-term liabilities based on the day of the week of the last day of each reporting period. Due to this timing, our cash flows from operating activities may not be directly comparable from period to period.
Seasonality may cause fluctuations in our sales and results of operations.
We experience seasonality in both the number of orders and GTV on Instacart, as well as in our advertising and other revenue. We typically see lower levels of order volume in the second and third quarter, resulting from lower usage of our offerings during the spring and summer months, followed by higher levels of order volume during the holiday season. In addition, during periods of inclement weather, the number of available shoppers generally decreases, while the number of orders from customers has typically increased, which may disrupt or obscure typical seasonal trends and make seasonal fluctuations difficult to detect. In addition, our advertising and other revenue has historically been seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. We expect these seasonal trends to become more pronounced over time if our growth slows, although growth in new offerings, such as restaurants, and disruptive events such as future public health outbreaks may obscure future seasonality trends. Moreover, other seasonal trends may develop, including from new offerings, or these existing seasonal trends may become more extreme, and the existing seasonality and customer and shopper behavior that we experience may change or become more significant, which would contribute to fluctuations in our results of operations.
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
Operating our business and platform involves the collection, use, storage, transmission, and other processing of sensitive, proprietary, and confidential information, including personal information of customers, shoppers, and personnel, our proprietary and confidential information, and the confidential information of partners including retailers and brands. Security incidents compromising the confidentiality, integrity, or availability of this information or our IT systems or data (or those of third parties upon which we rely or otherwise engage with), or disrupting our ability (or that of third parties with whom we work) to provide our offerings, products, and/or services, could materially impact our business and results of operations. We face evolving cybersecurity threats and threat actors including but not limited to state-sponsored and advanced persistent threat actors, malicious code and malware (such as viruses, worms and ransomware), social engineering (including deep fakes, which may be increasingly difficult to identify as fake, and phishing), denial-of-service attacks, credential harvesting, credential stuffing, supply-chain attacks, server malfunctions, software or hardware failures, security bugs, vulnerabilities or misconfigurations in the software or systems on which we rely, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In addition, malfeasance, error, theft, or misuse by our own personnel or the personnel of our strategic partners, our collaborators, or the third-party service providers with which we engage, of our intellectual property, financial data, or employee, retailer, customer, brand, or shopper data, could adversely affect our business and results of operations, particularly if such information is provided to or accessed by a competitor.
We rely on a number of third parties to operate our critical business systems and to process confidential and personal information, such as the payment processors that process customer credit card payments, cloud service providers, and employee and customer service centers, including those located in other countries. Our ability to require, monitor and enforce these third parties’ information security practices is limited. Because third parties provide operational support to our business and process confidential and personal information on our behalf, we could experience materially adverse consequences as a result of cyberattacks or incidents experienced by those third parties. Third party and supply chain attacks have increased in frequency and severity and we cannot guarantee that the security of our service providers or any of their partners has not been materially compromised. We also cannot be certain that our contracts with these third parties will allow us to obtain indemnification or recovery from them for data security-related liability that they cause us to incur.

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
In addition, remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. For example, technologies in our employees’ and service providers’ homes are often not as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes, or other remote work locations, may be less secure than those used in our offices. There is no guarantee that the privacy, data security, and data protection safeguards we or our service providers have put in place will be comprehensive, or completely implemented, complied with, or effective. Additionally, future and past business transactions with other parties (such as acquisitions, strategic partnerships, collaborations, or integrations) have exposed us to additional cybersecurity risks and vulnerabilities associated with those parties, such as security issues that were not identified during due diligence, and difficulty or incomplete integration of their systems into our information technology environment and security program.
We and certain of our third-party providers regularly experience cyberattacks and other security incidents, and we expect such attacks and incidents to continue. For example, we regularly experience credential stuffing attacks in which malicious third parties use credentials compromised in data breaches suffered by other companies or otherwise improperly obtain credentials to access shopper or customer accounts on Instacart, as well as sophisticated social engineering attacks that involve the installation of malware on our network and unauthorized access to and acquisition of information. It is increasingly difficult and costly to detect, investigate, mitigate, contain, and remediate a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business, which presents additional opportunities for threat actors to gain access to other networks and systems.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited, resulting in a security incident.
While we have implemented security measures designed to protect against security incidents, we or the third parties we work with cannot anticipate, or implement adequate preventative measures to address all cybercrime and hacking techniques (including the use of artificial intelligence) used by threat actors, including those that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. Cyberattacks and incidents may result in any or all of the following that could independently or in the aggregate cause a material adverse impact to our business, financial condition, and results of operations: loss of customer confidence in the security of Instacart and damage to our brand, reduced demand for our offerings, serious disruption of normal business operations, material diversion of resources to investigate and remediate incidents, exposure to legal liability, including through litigation (such as class actions), regulatory enforcement, and indemnity obligations. Further, applicable privacy, data security, and data protection obligations may require us to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators, and investors, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences, including potential statutory damages under laws such as the California Consumer Privacy Act (“CCPA”). We have expended and may in the future expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. These risks are expected to increase as we continue to grow and process, store, and transmit increasingly large amounts of data. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy, data security, and data protection obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data security, and data protection practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
Interruptions or performance problems, including failure to ensure accessibility, associated with our offerings and technology capabilities may adversely affect our business, financial condition, and results of operations.
Our business and future growth prospects depend in part on the ability of our existing and potential customers and shoppers to access our offerings and technology capabilities at any time and within an acceptable amount of time. Instacart is built upon a complex system composed of many interoperating components and incorporates software that is highly extensive. Our software, including open-source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released, and we have in the past released, and may in the future release, new software that inadvertently causes interruptions in the availability or functionality of Instacart. Bugs or errors in our software, including open-source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems have in the past and could in the future result in our failure to comply with certain federal, state, or foreign reporting obligations, cause downtime that would impact the availability of our service to retailers, customers, brands, or shoppers, cause incorrect calculations relating to the prices or discounts available to consumers, cause incorrect calculations relating to the payments we make to or fees we receive from or charge to retailers, customers, brands, or shoppers, or create vulnerabilities in our systems which bad actors may exploit to perpetrate fraud or otherwise harm our business. We have from time to time found defects or errors in our system and may discover additional defects or errors in the future that could result in platform unavailability or system disruption. In addition, we have experienced, and may in the future experience, disruptions, outages, operational errors, and other performance problems due to a variety of other factors, including infrastructure changes, introductions of new functionality, defects in third-party software, human errors, capacity constraints due to an overwhelming number of customers accessing our offerings and technology capabilities simultaneously, website hosting disruptions, interruptions to business and operations due to malicious actors utilizing bots or other automated means to access Instacart, denial of service attacks, or other security-related incidents. In addition, retailers have experienced these issues, which have impacted the ability of customers and shoppers to place and fulfill orders with those retailers. These events have resulted and may continue to result in losses in revenue including through increased fraud activity and issuing appeasement credits and refunds as well as incentives for future orders to impacted customers and losses of customers or retailers due to perceived weaknesses in our systems and protective measures. In addition, the affected party could seek monetary recourse from us for their losses, and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems or adequate remedies within an acceptable period of time. Moreover, some of our offerings rely on the software and technology capabilities of third parties, our strategic partners, or our collaborators, all of which are subject to the interruption and performance problem risks described above and which have required and will require third-party collaboration to detect and remediate.
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
Artificial intelligence and machine learning solutions, and our use of such solutions, could result in reputational harm, competitive harm, and legal liability, and could adversely affect our results of operations.
We have incorporated and may continue to incorporate additional artificial intelligence and machine learning (“AIML”) solutions into our platform, offerings, services, and features, including those based on large language models, and these applications have become more important to our operations and to our future growth over time. We expect to rely on AIML solutions to help drive future growth in our business and reduce costs, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or at all. We may also fail to properly implement or market our AIML solutions. Our competitors or other third parties may incorporate AIML into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AIML may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. Third-party AIML technologies, including agent-based applications capable of performing online tasks on behalf of users, may change how consumers interact with our offerings, including our advertising offerings. Failure to adapt our offerings to such technologies may in the future impact our financial performance and results of operations. A number of national, state, and local regulators have adopted comprehensive legal compliance frameworks specifically for AIML, and others may adopt similar frameworks in the future. For example, both the European Union and Colorado have adopted such AIML regulations. These and any future regulations may impact our ability to utilize our AIML solutions or develop new solutions and any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. Our use of AIML applications may also create additional confidentiality, security, and related risks. For instance, any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party AIML solution could be leaked or disclosed to others, including if sensitive information is used to train a third party’s AIML model. Additionally, the use of AIML applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AIML applications could adversely affect our reputation and results of operations. AIML also presents emerging ethical issues and if our use of AIML becomes controversial, we may experience brand or reputational harm.
We are making substantial investments to expand our offerings and technologies to capitalize on new and unproven business opportunities and expect to increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.
We have made substantial investments to expand our offerings and technologies to capitalize on new and unproven business opportunities, including new fulfillment options and use cases, expansion into retail categories outside of grocery, the development of hardware products, and automated, AIML technologies. We intend to continue investing significant resources in developing these technologies, tools, initiatives, features, and offerings that we believe will enable our success in new markets or areas of business and/or strengthen our core business. For example, we have expanded our offerings to retailers in categories adjacent to the grocery industry, including alcohol, pharmacy, electronics, beauty, and home improvement. We also launched Connected Stores, a suite of in-store technologies, including artificial intelligence-powered shopping carts and customer checkout solutions, offered to our retail partners. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies or ventures, or if we are unable to timely introduce and commercialize such offerings, we may not realize the expected benefits of our strategy. These initiatives also have a high degree of risk, as they involve nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because these initiatives are new, they may involve claims and liabilities, expenses, regulatory challenges, and other risks, some of which we cannot currently anticipate. Certain initiatives may also involve committed incremental investments or payments over long periods of time before they become accretive to our revenue or margin, and if they never become accretive, we may be contractually obligated to make payments or incur expenses in connection with initiatives for an extended period without sufficient, or any, economic or financial benefit. Further, our development efforts with respect to new offerings and technologies could distract management from current operations and divert capital and other resources from our more established offerings and technologies. For example, the design, development, manufacture, and global distribution of hardware products produced by Caper will require continued investment in operating expenses, headcount, and executive time and attention.
Producing and offering hardware products will also involve new or heightened risks to our business, such as manufacturing and inventory risks resulting from supply chain disruptions, user safety risks and additional expenses resulting from product defects, import and export expenses, in particular, if such expenses increase as a result of tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies, and other hardware-related costs. For example, any interruption to the manufacturing, inventory, or import and export of hardware products produced by Caper may negatively impact the development, deployment, and adoption of such products. Although we believe these investments will improve our financial results over the long term, they may negatively impact our short-term financial results, which may be inconsistent with the short-term expectations of our stockholders. Moreover, there can be no assurance that retailer, consumer, or brand demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that offerings developed by others will render any new offerings noncompetitive or obsolete. Even if we are successful in expanding our offerings or technologies to enter new markets or areas of business, regulatory authorities may subject us to new rules or restrictions, including in their interpretations of existing retailer or brand collective bargaining agreements, in response to our innovations that could increase our expenses or prevent us from successfully deriving value from these offerings or technologies. For example, our Instacart Health offering may subject us to rules governing the use and processing of health information, such as the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), and regulatory requirements for interacting with health plans, government benefit programs, nonprofits, and other players in the healthcare space. If we do not realize the expected benefits of these investments, our business, financial condition, and results of operations may be harmed.
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

customer relationship management (“CRM”) based marketing that includes push notifications, text messaging, email marketing, linear television, audio, and shopping ads; and co-marketing efforts with retailers, payment providers, brands, and other partners. Some of these marketing efforts rely on our ability to utilize third-party systems or platforms, which are subject to their own operational and regulatory risks. To drive existing customer reengagement, we also utilize targeted promotions including time-limited free delivery offers and coupons. We also provide incentives to brands to advertise on our platform, increase their engagement, and promote the launch of new advertising solutions. For shoppers, we reach them primarily through digital performance marketing and through in-app prompts. Our marketing initiatives may become increasingly expensive, and we may fail to generate a meaningful return on these initiatives, if at all. For example, we have incurred increased expenditures on our marketing and consumer incentive initiatives to accelerate the growth of our business, which have and may continue to have an effect on revenue and may harm our profitability in the near term. We also have limited experience conducting broad brand marketing campaigns and other marketing initiatives given the current scale, scope, and complexity of our business. Even if we successfully increase revenue as a result of consumer marketing efforts, it may not offset the additional marketing expenses we incur. Our marketing campaigns may also be long-term endeavors, and we may not be able to accurately assess the success of these campaigns for several periods. If our marketing efforts to help grow our business are not effective or if we reduce our marketing expenditures, we expect that our business, financial condition, and results of operations would be adversely affected.
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
Unfavorable publicity regarding Instacart, shoppers, customer service, or privacy, data security, and data protection practices could also harm our reputation and diminish confidence in, and the use of, our services. Fear of loss of customers or lack of customer adoption due to poor service quality or negative customer or shopper reviews or press may make retailers reluctant to join or remain on Instacart. The same negative effects could occur as a result of trust and safety or fraud incidents. The loss of customers or retailers due to poor shopper performance or a trust and safety incident caused by a shopper, customer, or third party could harm our business. In addition, negative publicity related to strategic partners, marketing partners or key brands that we have partnered with may damage our reputation, even if the publicity is not directly related to us. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among retailers, customers, brands, and shoppers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of retailers, customers, brands, and shoppers, and our business, financial condition, and results of operations may suffer.
If we fail to offer high-quality support, our ability to attract and engage customers and shoppers could suffer.
Customers and shoppers rely on our and our partners’ support personnel and technologies to resolve issues and realize the full benefits that Instacart provides. High-quality support to both customers and shoppers is also important for the expansion of Instacart’s use by our existing customers. The importance of our support function will increase as we expand our business and pursue new customers. We rely in part on support personnel and contractors in countries outside of the United States, and government actions in those countries such as curfews have in the past and could in the future slow down our systems and ability to timely respond to customer and shopper issues. We also rely in part on support technologies, including self-service and AIML solutions. Those technologies have in the past and may in the future fail to perform as expected or fail to adequately address support issues resulting in customer and shopper dissatisfaction. If we do not help customers and shoppers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our revenue from existing and new customers could suffer, as well as our reputation with existing or potential customers.
Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and engaging retailers, customers, brands, and shoppers. Future changes to our pricing model could adversely affect our business.
Demand for our offerings is highly sensitive to a range of factors, including our strategies relating to the amount of potential earnings required to attract shoppers, incentives paid to shoppers, and the fees we charge retailers, customers, and brands. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, supply chain issues, the price sensitivity of consumers in different income groups or other demographics, inflation, and our current and future competitors’ pricing and marketing strategies, have in the past significantly affected and may in the future significantly affect our pricing strategies. Competition, regulation, or other factors may cause us to change the pricing or implementation of our delivery or service fees for customers, increase the incentives we pay to shoppers that utilize Instacart, adjust the fees we charge retailers or brands, or increase our marketing and other expenses to attract and increase the engagement of retailers, customers, brands, and shoppers in response to competitive, regulatory, and other external pressures. For example, certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings, including subscription offerings for bundled services. We may need to spend significant amounts on marketing and both customer and shopper incentives to deploy innovative and novel pricing and incentive strategies to retain or attract new customers and shoppers. We have launched, and may in the future launch, new or updated pricing strategies and initiatives, such as subscription offerings like Instacart+, and customer or shopper loyalty programs, or modify existing pricing methodologies or pricing models and fulfillment options, due to a variety of reasons, including to address changes in the market for our offerings as competitors introduce new offerings and features or in response to actions taken by our retail partners, to regulatory or other legal challenges, or as we launch and scale new strategic initiatives or use cases. These new or updated pricing strategies and initiatives may not ultimately be successful in attracting and engaging retailers, customers, brands, or shoppers or may negatively impact growth rates, customer retention, and engagement as well as our financial results. We also offer brands and retailers tools and products, including through our Eversight business, to enable them to optimize online pricing and promotions strategies. If these solutions fail to generate improved results for brands and retailer sales, brands and retailers may choose to not use such solutions. If these solutions negatively impact consumer price perception, our brand reputation and our ability to attract and retain customers could be harmed. The increasing complexity of our pricing models and related expansion of our business may also require us to update our internal systems for invoicing retailers or brands or incur costs to remediate errors or disputes in existing invoices.
Further, consumers’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. In particular, if we were to continue expanding internationally, we may be required to change our pricing strategies and to adjust to different cultural norms, including with respect to consumer pricing and gratuities. While we do and will attempt to set prices for our services based on our prior operating experience and customer, retailer, brand, and shopper feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing, and we could be underpricing or overpricing our services. In particular, we have limited experience pricing our offerings in volatile macroeconomic environments and at the current scale, scope, and complexity of our business. As a result, our historical data and operating experience may be insufficient to adequately inform our future pricing strategies for changing market environments. In addition, if the services on Instacart change, then we may need to revise our pricing methodologies. Changes to any components of our pricing model may, among other things, result in customer dissatisfaction, lead to a loss of customers on Instacart, and seriously harm our business.
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
Further, we are regularly subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by shoppers, customers, or third parties while using Instacart, or even when shoppers, customers, or third parties are not actively using Instacart. On a smaller scale, we regularly face litigation related to claims by shoppers for the actions of customers or third parties. We carry insurance for such incidents, including automobile liability and general liability insurance, although such policies do not cover all claims to which we are exposed and are not always adequate to indemnify us for all liability. Although shoppers are required to carry their own insurance policies, including automobile insurance, they may fail to acquire adequate coverage or any coverage at all. As a result, we may be subject to liability for incidents involving shoppers that our insurance policies may not cover or the cost of our policies may increase. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, financial condition, results of operations, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them and may suffer reputational harm regardless of legal outcomes. As we expand our products and offerings, this insurance risk will grow.

The impact of macroeconomic and geopolitical conditions, public health incidents, weather events, and natural catastrophes, including the resulting effect on consumer spending, may harm our business and results of operations.
Our results of operations may vary based on the impact of disruptive events or changes in our industry or the economy on us and retailers, consumers, brands, and shoppers.
For example, our business is impacted by the amount of disposable income that consumers have to spend on online grocery shopping. Actual or perceived risks of an economic recession, elevated interest rates, cessation of or changes to government aid programs, and recent inflationary pressures have adversely impacted consumer disposable income and resulted in decreased customer retention and engagement as well as reduced advertising spending by brands. We may continue to experience these impacts, including as a result of tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies. In addition, in response to adverse economic conditions or a decrease in discretionary income, consumers may opt to purchase groceries or other consumer goods themselves, instead of through Instacart, or choose to purchase groceries from bargain or other lower-cost retailers that are not on Instacart. We may not be able to fully offset higher costs through operational efficiencies and/or price optimizations, and while certain of our new offerings are focused on value and affordability, these initiatives may not fully offset pricing challenges faced by customers. In addition, increases in food, labor, fuel, rent, energy, supply, and other costs, many of which are beyond the control of our retail partners, have increased retailers’ operating costs and caused our retail partners to raise prices and may cause further price increases in the future. In many cases, these retailers may not be able to pass along these increased costs to consumers and, as a result, may reduce product offerings or cease operations. If spending at many of the retailers in our network declines, or if a significant number of these retailers goes out of business, consumers may be less likely to use our service, which could harm our business and results of operations. Reduced customer spending on Instacart could also cause our retail partners to reduce or cease engagement with Instacart. Further, increases in gas prices or other factors that increase the costs to operate motor vehicles could make it prohibitively expensive for shoppers to deliver to customers.
In addition, negative conditions in the general economy both in the United States and abroad resulting from disruptive events, including future public health threats, the military conflict involving Russia and Ukraine, conflicts in the Middle East, and economic sanctions imposed on Russia and Belarus, bank failures, changes in international trade relations, political turmoil, weather events, and natural catastrophes, including warfare and terrorist attacks on the United States or elsewhere, could adversely affect our liquidity and financial condition as well as demand for our offerings and the growth of our business. In particular, we generate a significant proportion of our GTV from a limited number of geographical markets. If such negative conditions disproportionally affect these markets, the demand for our offerings and the growth of our business may be more severely impacted. In addition, future public health outbreaks could cause operational disruptions and incur additional expenses including expenses associated with health and safety protocols and processes, which could adversely affect our business and results of operations. Further, due to the size, scope, and nature of our operations, the expenses we may need to incur to protect the health and safety of shoppers and certain of our employees in the event of future public health outbreaks may be higher than similar expenses that companies in other industries may need to incur. In addition, these events and any impact of these events on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business and the business of our partners, including supply chain disruptions, as well as the ability of shoppers using Instacart to complete deliveries. Such disruptions may create additional costs for us to maintain or resume operations and may also negatively affect the growth of our business.
Our workforce and operations have grown substantially in recent years, and we expect to continue expanding the scale of our operations. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.
In recent years, we have experienced rapid growth in the United States and Canada. This expansion increased the complexity of our business and has placed, and will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage our growth effectively, which could damage our reputation and negatively affect our results of operations.
While the pace of our headcount expansion has slowed, we may grow our number of employees in order to meet our business plans or comply with regulatory changes. Our organizational structure will continue to evolve as we add additional retailers, customers, brands, shoppers, employees, offerings, and technologies, improve upon our product infrastructure, and as we continue to expand further domestically and internationally. Properly managing our growth will require us to continue to retain or hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in retaining, hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining or increasing the productivity of our existing employees and staff, our business may be harmed. Additionally, certain units of employees may decide to unionize, in which case, we would be legally compelled to enter into good faith negotiations with the union representative over a collective bargaining agreement. Such negotiations or collective bargaining agreements may negatively impact our financial performance or results of operations. Furthermore, any workforce restructuring, may result in increased attrition beyond our intended reduction, reduce employee morale, and may negatively impact employee recruiting and retention as well as our operations, our ability to grow our business, and our financial results. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. If we are unable to expand our operations, appropriately manage our headcount and retain and increase the productivity of our existing employees, or attract sufficient shoppers in an efficient manner, or if our operational technology is insufficient to reliably service customers, customer satisfaction will be adversely affected, and this may cause customers to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and results of operations.
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
In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled personnel with the skills and technical knowledge that we require, including engineering, software design and programming, marketing, sales, and other key personnel, and our business plans and growth may depend on hiring a significant number of additional employees. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, and new hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, most of whom are at-will employees. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. Additionally, the failure to continue hiring new, or the loss of any significant number of our existing engineering personnel could harm our business, financial condition, and results of operations. These risks pertaining to the recruitment, retention, development, motivation, and productivity of our employees may persist or be heightened as a result of any workforce restructuring, and as our workforce becomes increasingly distributed as a result of our Flex First workforce model. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines or experiences significant volatility (including as valuations of companies comparable to us decline due to overall market trends, inflation, and related market effects or otherwise), or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees or result in us granting additional equity awards, which would result in additional stock-based compensation expense and further dilution to our stockholders. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.
If we cannot maintain our company culture as we grow, our business and competitive position may be harmed.
We believe our culture has been a key contributor to our success to date and that the critical nature of the offerings that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. In addition, we may find it difficult to maintain our company culture if our employees elect to work remotely as permitted by our Flex First workforce model. Remote work, as well as any workforce restructuring may negatively impact employee morale and productivity and may also harm collaboration and innovation. If we fail to maintain our company culture, our business and competitive position may be harmed.
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
Certain of our collaborations also are, and may in the future be, with third parties that are well-capitalized and have significant size, scale, geographic, and other advantages. As a result, certain of the terms in such arrangements may be less favorable to us. We will also have limited control over the amount and timing of resources that our collaborators dedicate to our arrangements. These arrangements may not lead to the business, growth, and financial outcomes that we expect, may raise new compliance-related obligations and challenges, and may also result in significantly higher costs for us or other negative impacts or impediments to our business, operations, regulatory posture, or strategy, which we may not anticipate or currently project, that result in a material adverse effect to our business, financial condition, and results of operations. In particular, these collaborations may span multiple years, include significant fees, and often require significant upfront costs. As a result, we may not be able to accurately assess the success of these collaborations for several periods and only after we have made substantial investments and expenditures. If any collaboration results in future material adverse effects to our business, financial condition, and results of operations, we may not be able to terminate such collaboration on a timely or cost-effective basis. In addition, we offer features or use cases to our customers, such as restaurants, through certain collaborations. If any such collaborations are terminated or any of our collaborators refuse to renew their agreements with us on commercially reasonable terms, we may need to find other partners to continue offering such features or use cases, and may not be able to secure similar terms or replace such partners in an acceptable time frame. Similarly, our ability to continue providing certain features or use cases could be negatively impacted if any such collaborators experience a disruption in their operations, the quality of their services decline or are otherwise unable to offer their services as customers expect. Certain of these third parties, such as retailers and brands, also engage with our business in other aspects, and any disagreements or disputes in connection with collaborations may result in the loss of these third parties as customers or partners in other areas of our business. We have issued in the past, and may in the future issue, new equity or equity-linked securities to partners, which dilute our existing stockholders and may include affirmative or restrictive covenants as well as redemption or repurchase provisions.
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
We have funded our operations since our founding primarily through equity financings and cash generated from our operations. We cannot be certain if our operations will continue generating sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our offerings and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features, or enhance our offerings, improve our operating infrastructure, or acquire complementary businesses and technologies. We have also expended and may continue to expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. In particular, macroeconomic factors, including elevated interest rates, and bank failures have caused disruption in the credit and financial markets in the United States and worldwide, which may reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our offerings, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
We are involved in multiple individual and class-action lawsuits and government actions that claim that shoppers should be classified as employees rather than as independent contractors. See the section titled “Legal Proceedings-Independent Contractor Classification Matters” for more information. We have incurred, and we expect to continue to incur, significant costs and legal fees in defending the status of shoppers as independent contractors. In particular, we have been and may continue to be subject to administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state statute and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. Although we believe that we comply with applicable legal requirements and that shoppers are properly classified as independent contractors, we may be required to make significant payments, including through settlements, penalties, and interest as a result of these audits. A judgment, settlement, or order issued by a court or governmental body or otherwise in connection with any judicial, administrative, or legal proceeding that results in us being prohibited from continuing to use independent-contractor shoppers in the manner we currently do, may, among other things:
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
Our business is subject to changing laws, rules, and regulations, including, without limitation, federal, state, and local laws, and in the future, country specific laws, governing the internet, e-commerce, and hardware devices, including electronic payments, privacy, data security, data protection, the use of AIML technologies, pay and fee transparency, health information privacy and security, consumer protection, marketing and advertising, gift cards, health and safety, food and product safety, product labeling and traceability, import and export, zoning and permitting, hardware device certification, sustainability, environmental, tax, insurance, employment, weights and measures, alcohol and other age-restricted products, and worker classification compensation, and transparency. Some of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. New laws and regulations have been and may continue to be adopted, implemented, or interpreted to apply to us, and existing laws and regulations that we currently comply with and operate under may be interpreted differently in the future, including as a result of changes to our business. Some of these laws and regulations will, or may in the future, require us to change our business and operations or pricing, which may be costly and harm our customer retention and engagement as well as our results of operations. Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and in particular, companies in the “gig economy” that rely on the services of independent contractors.
Regulatory agencies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. Additionally, in response to public health threats, governments and regulatory agencies passed and may in the future pass new laws, ordinances, and regulations, often with little notice or opportunity for public comment, that impact our business. Such changes and other legal and regulatory uncertainties may adversely affect our business, financial condition, and results of operations, in particular if such changes and uncertainties occur in markets where we generate relatively larger portions of our GTV.
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
As part of our normal business activities, we collect, use, store, share, transmit, and otherwise process sensitive, proprietary, and confidential information, including personal information of retailers, customers, brands, shoppers, employees, and others. These activities are regulated by a variety of federal, state, local, and foreign privacy, data security, and data protection laws, regulations, and industry standards, which have become increasingly stringent in recent years. In addition, existing laws and regulations are complex and constantly evolving, and new laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally which could further restrict certain uses of the personal information of retailers, customers, brands, shoppers, employees, and others. We are, and may increasingly become, subject to various laws, regulations, and standards, and are subject to certain contractual obligations, industry standards, codes of conduct, and regulatory guidance relating to privacy, data security, and data protection in the jurisdictions in which we operate. Our efforts to comply with such obligations may not be successful.
In the United States, there are numerous federal and state privacy and data security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state privacy laws, data security laws, data breach notification laws, consumer protection laws, and other similar laws (e.g., wiretapping laws). For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers.
In addition, many state legislatures have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights has and may continue to impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws have and may continue to further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. For example, our marketing initiatives and Instacart Ads offerings could be further adversely affected, and additional investment in compliance may be required. Similar laws are being considered in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States, and we expect additional investment in compliance to be required. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and expose us to additional liability.
We are also subject to certain health information privacy and security laws. A number of state legislatures have adopted legislation that regulates how businesses may use consumers’ health data. For example, the Washington My Health My Data Act creates restrictions on the use of consumer health data for purposes such as marketing and advertising. As a result, our marketing initiatives and Instacart Ads and Instacart Health offerings could be further limited and we have incurred and expect to continue incurring additional compliance expenses. We are also subject to additional health information privacy and security laws as a result of the limited amount of health information that we receive in connection with the prescription delivery services that we provide on behalf of pharmacy retailers. These laws and regulations include HIPAA, which establishes privacy, security, and breach notification standards for protected health information processed by health plans, healthcare clearinghouses, and certain healthcare providers, collectively referred to as covered entities, and the business associates with whom such covered entities contract for services, as well as their covered subcontractors. We are regulated as a “business associate” of certain covered entity pharmacy retailers and must comply with HIPAA as applicable to business associates. We maintain a HIPAA compliance program, but it is not always possible to identify and deter misuse by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in preventing all misuse, breaches, or violations. Violations of HIPAA may result in significant administrative, civil, and criminal penalties. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Failure to comply with such state laws may also subject us to significant penalties. As we expand our Instacart Health offering, we anticipate that the risk associated with HIPAA compliance will increase and that we may be required to make significant investments in order to build compliant product offerings in the health space. Some U.S. states and the FTC have also adopted privacy laws or issued guidance limiting the collection and use of certain health information that may extend to our customers’ interactions with certain over-the-counter health products.
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
Europe, the United Kingdom, and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions have in the past and may continue to adopt similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA’s and UK’s standard contractual clauses, certain of these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, injunctions against our processing or transferring personal data necessary to operate our business, the inability to transfer data and work with partners, vendors and other third parties, and our ability to expand our business to the EEA, United Kingdom, or other countries with similar cross-border data transfer restrictions may be limited. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
We also publish privacy policies and other statements regarding data privacy, artificial intelligence, and security. Regulators in the United States have scrutinized and are increasingly scrutinizing these statements, and if these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Other data protection laws in the EEA and the United Kingdom, such as those implementing the ePrivacy Directive, restrict the use of cookies and similar technologies on which our website, mobile app, and Instacart Ads offerings rely, including to facilitate online behavioral advertising. Regulators are increasingly focused on compliance with requirements in the online behavioral advertising ecosystem, and current national laws implementing the ePrivacy Directive are likely to be replaced in the European Union by a regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance to GDPR-level fines. Other countries outside of Europe increasingly emulate European data protection laws. As a result, operating our business or offering our services in Europe or other countries with similar data protection laws would subject us to substantial compliance costs and potential liability and may require changes to the ways we collect and use personal information. Governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate the use, transfer, and other processing of non-personal information (for example, under the European Union’s Data Act). This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the risks and considerations outlined above may apply equally to our processing of both personal and non-personal data.
In addition, major technology platforms on which we rely, privacy advocates, and industry groups have regularly proposed, and may propose in the future, platform requirements or self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may lose access to technology platforms on which we rely and face substantial regulatory enforcement, liability, and fines. For example, Apple requires mobile applications using its operating system, iOS, to affirmatively obtain an end user’s permission for cross-contextual advertising. Other technology platforms are considering similar restrictions. Such restrictions could limit the efficacy of our marketing activities and our Instacart Ads offerings. In addition to existing privacy-related laws, platform requirements, and binding self-regulatory standards, certain legislative proposals and draft regulations seek to further regulate targeted advertising activities, and regulators are increasingly scrutinizing the use of online tracking tools and compliance with requirements related to the online behavioral advertising ecosystem. As a result, we may be required to develop alternative solutions to support our marketing initiatives and/or change the way we deliver our Instacart Ads offerings. In addition, consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or requirements to respond to “do not track” mechanisms (such as browser signals from the Global Privacy Control) as a result of regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect and use data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations.
Further, our business relies significantly on our ability to accept credit or debit card payments, including payments made using our co-branded credit card. Such payments are subject to the Payment Card Industry (“PCI”), Data Security Standard. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, based on past, present, and future business practices. In addition, payment card networks may adopt changes to the PCI Data Security Standard, or change their interpretations of such rules in a way that we or our processors might find it difficult or even impossible to follow, or costly to implement. If we violate the PCI Data Security Standard or other applicable rules, we may incur fines or restrictions on our ability to accept payment cards or suffer reputational harm, all of which could have an adverse impact on our business.
Despite our efforts, we may not be successful in achieving compliance with the rapidly evolving privacy, data security, and data protection requirements discussed above. Any actual or perceived non-compliance, by us or the third parties upon whom we rely, could result in litigation and proceedings against us by governmental entities, customers, or others (including class action claims or mass arbitration demands), expenditure of time and resources to defend any claim or inquiry, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our offerings in certain jurisdictions, negative publicity and harm to our brand and reputation, reduced overall demand for our offerings, or substantial changes to our business model or operations. Such occurrences could adversely affect our business, financial condition, and results of operations.
Our business could be adversely impacted by changes in the internet and mobile device accessibility of users. Companies and governmental agencies may restrict access to Instacart, our mobile apps, website, app stores, or the internet generally, which could negatively impact our operations.
Our business depends on customers and shoppers accessing Instacart via a mobile device or, with respect to customers, a personal computer or a Connected Stores device, and the internet. We may operate in jurisdictions that provide limited internet connectivity, particularly if we expand internationally. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access Instacart. In addition, the internet infrastructure that we and users of our offerings rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed, quality, and availability of Instacart. Any such failure in internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.
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
The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business and occupation tax, commercial activity tax, business license tax, digital advertising tax, and gross receipts tax, to our business is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations, and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. States, localities, the U.S. federal government, and taxing authorities in other countries may seek to impose additional reporting, recordkeeping, and/or indirect tax collection obligations on our business that facilitate online commerce. For example, taxing authorities in the United States and other countries have required e-commerce platforms to calculate, collect, and remit indirect taxes for transactions taking place over the internet. A majority of U.S. state jurisdictions have enacted laws requiring marketplaces to collect and remit sales taxes on sales of their third-party sellers. Tax authorities have questioned our interpretation of taxability of our business operations, and various parties have from time to time filed, and may in the future file, complaints related to our current and historical approach to treatment of our sales tax obligations and service fee disclosures. If other agencies or parties challenge our approach to treatment of our sales tax obligations and service fee disclosures, or if such agencies and parties bring novel claims under existing laws relating to these categories of indirect taxes and service fee disclosures, we could face higher sales taxes or be subject to fines or penalties, any of which could adversely affect our business and results of operations. New legislation could also require us to incur substantial costs, including costs associated with tax calculation, collection, and remittance, and audit requirements, and could adversely affect our business and results of operations. Furthermore, if our employees elect to work remotely as a result of our Flex First workforce model, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may be increased.
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
As of December 31, 2024, we had federal net operating loss carryforwards of $19 million. We generated $5 million of net operating loss carryforwards prior to 2018, which will begin to expire in 2038. The remaining $14 million will carryforward indefinitely. Furthermore, as of December 31, 2024, we had state net operating loss carryforwards of $536 million, which, if unused, will begin to expire in 2025. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain whether various states will conform to federal tax laws. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than

50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We assessed whether we had an ownership change, as defined by Section 382 of the Code, from our formation through December 31, 2024. Based upon this assessment, there were no reductions in our ability to utilize our net operating loss and tax credit carryforwards resulted under these rules. We may experience ownership changes in the future, ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs, including as a result of or with respect to any acquisitions we make, and our ability to use our net operating loss carryforwards (or net operating loss carryforwards that we acquire) is materially limited, it would harm our future results of operations by effectively increasing our future tax obligations.
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
Instacart and our offerings are subject to U.S. import and export controls, including the Export Administration Regulations, and we incorporate encryption technology into certain of our offerings. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report. In addition, we have immaterial operations in Asia relating to the design, engineering, and supply of Caper Carts to certain of our retail partners’ stores, whose operations are subject to import and export controls. Any adverse changes in trade relations with countries where we have such operations, such as tariff increases and import and export licensing and control requirements, could interfere with the shipment of Caper Carts to our retail partners, which could have a negative impact on future development and adoption of Caper Carts and related prospects.
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
We have expanded our presence internationally. We have operations in Canada and have acquired companies that have immaterial operations in certain other countries. We expect to continue to expand our international operations and are evaluating opportunities across the world. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
•complying with varying laws and regulatory standards, including with respect to privacy, data security, data protection, safety, tax, and local regulatory restrictions;

•obtaining any required government approvals, licenses, or other authorizations;
•varying levels of internet and mobile technology adoption and infrastructure;
•currency exchange restrictions or costs and exchange rate fluctuations;
•operating in jurisdictions that do not protect intellectual property rights in the same manner or to the same extent as the United States;
•public health concerns or emergencies may occur in various parts of the world in which we operate or may operate in the future; and
•limitations on the repatriation and investment of funds, as well as foreign currency exchange restrictions.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. For example, the possibility of adverse changes in trade or political relations with countries where we have operations relating to the design, engineering, and supply of Caper Carts, political instability, or increases in labor costs could interfere with the manufacturing and/or shipment of Caper Carts. We also rely on third-party manufacturers in Asia for Caper Carts, which exposes us to risks such as historically lower protection of intellectual property rights, unexpected or unfavorable changes in regulatory requirements, including the imposition by the United States of tariffs, economic sanctions, export controls, and other trade restrictions, laws, regulations, and executive orders affecting international trade and responses by foreign governments to such policies, volatility in currency exchange rates, and difficulties associated with local legal systems. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.
Risks Related to Our Dependence on Third Parties
We rely on third parties for elements of the payment processing infrastructure underlying Instacart. If these third-party elements become unavailable or unavailable on favorable terms, our business could be adversely affected.
The convenient payment mechanisms provided by Instacart are key factors contributing to the development of our business. We rely on third parties for elements of our payment processing infrastructure to accept payments from customers and remit payments to retailers and shoppers, including certain Instacart-branded programs. These third parties may refuse to renew our agreements with them on commercially reasonable terms or at all. If these companies become unwilling or unable to provide these services to us on acceptable terms or at all, our business may be disrupted. For certain payment methods, including credit and debit cards, Android Pay™, and Apple Pay®, we generally pay interchange fees and other processing and gateway fees, and such fees result in significant costs. In addition, online payment providers are under continued pressure to pay increased fees to banks to process funds, and there is no assurance that such online payment providers will not pass any increased costs on to us. If these fees increase over time, our operating costs will increase, which could adversely affect our business, financial condition, and results of operations.
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
We rely on software and services from other parties. Defects in, or the loss of or disruption of access to, software or services from third parties could harm our business and adversely affect the quality of Instacart.
Our offerings incorporate certain third-party software obtained pursuant to licenses or service agreements from other companies, including but not limited to, software and services related to our background checks, data visualization, mapping, and database tools. Such third parties may discontinue their products or services, cease to provide their products or service to us, go out of business, or otherwise cease to provide support for such products or services in the future. Although we believe that there are commercially reasonable alternatives to the third-party software or services we currently license or receive, this may not always be the case, or it may be difficult or costly to replace existing third-party software or find a replacement third-party service. Our use of additional or alternative third-party software or services would require us to engage with third parties, and we may not be able to enter into agreements with such third parties on advantageous terms. In addition, integration of the software used in our offerings with new third-party software may require significant work and substantial investment of our time and resources. To the extent that our offerings depend upon the successful operation of third-party software, any undetected errors or defects in, or disruptions to the functionality of, such third-party software have in the past and could in the future prevent the deployment or impair the functionality of our offerings, delay new offering introductions, result in a failure of our offerings, and injure our reputation, which in each case could harm our financial condition and results of operations.
We currently rely on a small number of third-party service providers to host or support a significant portion of Instacart technology infrastructure and data, and any interruptions or delays in services from these third parties could impair the delivery of our offerings and harm our business.
We currently host Instacart technology infrastructure and data and support our operations using a combination of a small number of third-party service providers. We do not have control over the operations of the facilities of the hosting providers that we use, and these third-party operations and co-located data centers may experience break-ins, computer viruses, denial-of-service or other cyber-attacks or security incidents, sabotage, acts of vandalism, outages, disruptions, and other misconduct or incidents that impact the services provided to us. These facilities may also be vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, and similar events. We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, website hosting disruptions, and capacity constraints. Any such limitation on the capacity of our third-party service providers could impede our ability to provide services to our customers and retail and brand partners, onboard new customers, expand the usage of our existing customers, or effectively detect or respond to other issues with our services, which could adversely affect our business, financial condition, and results of operations. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. A prolonged service disruption affecting our service for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party service providers we use.
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
We depend in part on mobile operating systems, such as Android and iOS, and their respective app marketplaces to make Instacart available to retailers, customers, brands, and shoppers. Any changes in such systems and app marketplaces that degrade the functionality of our apps or give preferential treatment to our competitors’ apps could adversely affect Instacart’s usage on mobile devices. If such mobile operating systems or app marketplaces limit or prohibit us from making our apps available to retailers, customers, brands, or shoppers, make changes that degrade the functionality of our apps, change the way we collect or use data, increase the cost of using our apps, impose terms of use unsatisfactory to us, alter how we collect fees, increase our compliance costs, impair or inhibit our ability to enter into partnerships or effectively market partnerships, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ app marketplace is more prominent than the placement of our apps, our growth could slow. Our apps have experienced fluctuations in placement in the past, and we anticipate similar fluctuations in the future. Additionally, we are subject to requirements imposed by app marketplaces such as those operated by Apple and Google, who have and may further change their technical requirements or policies in a manner that adversely impacts the way in which we collect, use and share data from users. For example, Apple requires mobile applications using its iOS mobile operating system to obtain a user’s permission to track them or access their device’s advertising identifier for certain purposes. The long-term impact of these and any other changes remains uncertain. If we do not comply with applicable requirements imposed by app marketplaces, we could lose access to the app marketplaces and users, and our business would be harmed. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
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
If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, co-insurance, or otherwise paid by us. Insurance providers have raised premiums, deductibles, and self-insured retentions for many businesses and may do so in the future. As a result, our insurance costs and claims expense have increased and could further increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if the cost per claim, premiums, the severity of claims, or the number of claims exceeds our historical experience and coverage limits; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the severity or number of claims under our deductibles or self-insured retentions differs from historical averages.
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or if we receive new information. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on historical claim and loss experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. Additionally, actuarial projections make no provision for the extraordinary future emergence of losses or types of losses not sufficiently represented in the historical data or which are not yet quantifiable. While an independent actuarial firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, increases in healthcare costs, increases in automotive costs, legislative and regulatory developments, judicial developments and unexpected events such as natural or human-made catastrophic disasters. Such factors can also impact our insurance reserves and any related estimable expenses for current and historical periods. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could negatively impact our financial condition, and results of operations.
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
We have in the past been, are currently in, and may in the future become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our offerings without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our offerings are infringing, misappropriating, or otherwise violating third-party intellectual property rights, and such third parties may bring claims alleging such infringement, misappropriation, or violation. For example, we rely on a combination of third-party intellectual property licenses and the fair use doctrine when we refer to third-party intellectual property, such as brand names and product images, on Instacart. Third parties may dispute the scope of those rights or the applicability of the fair-use doctrine or otherwise challenge our ability to reference their intellectual property in the course of our business. From time to time, we are contacted by companies controlling brands of products that are sold by retailers, demanding that we cease referencing those brands or take down product images on Instacart. Additionally, companies in the internet and technology industries, and other patent holders, including “non-practicing entities,” seeking to profit from royalties in connection with grants of licenses or seeking to obtain injunctions, own large numbers of patents and other intellectual property and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. To reduce the risk of adverse outcomes in intellectual property disputes, we may need to establish new intellectual property agreements or renew existing licenses. However, this strategy of cross-licensing our patent portfolio with third parties in order to settle infringement claims brought against us may not be appropriate in the future and is not effective against certain patent owners, such as non-practicing entities.
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
•health epidemics, such as influenza, and other highly infectious diseases;
•the inclusion, exclusion, or deletion of our stock from any trading indices, including the S&P 400 Index, to which we were recently added; and

•sales or expectations with respect to sales of shares of our capital stock by us or our security holders.
In addition, stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated or disproportionate to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. For example, we are currently subject to a class action lawsuit in federal court alleging federal securities law violations in connection with our IPO. This current litigation, any related litigation that may arise, and any securities litigation that may be instituted against us in the future, could result in substantial costs and a diversion of our management’s attention and resources and adversely affect our business, results of operations, and financial condition.
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
In November 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $500 million of our common stock, at management’s discretion, which was subsequently increased to $1 billion in February 2024 and used in its entirety during 2024. In June 2024, we announced that our board of directors authorized a new $500 million share repurchase program, which was subsequently increased to $750 million in November 2024. Repurchases under this new program may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our common stock under this authorization.
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
In addition, as part of the Inflation Reduction Act of 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax has in the past increased and may in the future increase the costs to us of any share repurchases.

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
From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions, and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this “Risk Factors” section, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise, except as may be required by law. In addition, various news sources, bloggers, market research firms, and other publishers often make statements regarding our historical or projected business or financial performance, and we cannot assure you of the reliability of any such information even if it is attributed directly or indirectly to us.
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
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. In addition, our ability to pay dividends on our capital stock is limited by the terms of our Series A redeemable convertible preferred stock (“Series A Preferred Stock”) and may be further restricted under future contractual arrangements. Accordingly, you must rely on the sale of your common stock after price appreciation, which may never occur, as the only way to realize any future gain on your investment.
Additional stock issuances could result in significant dilution to our stockholders.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our capital stock will result in dilution to existing stockholder. Also, to the extent outstanding stock options to purchase our stock are exercised, RSUs settle, or our Series A Preferred Stock is converted, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Our Series A Preferred Stock ranks senior to our common stock, impacts our ability to pay dividends, and may result in significant dilution.
Our Series A Preferred Stock ranks senior to our common stock. Accordingly, in the event of our liquidation or dissolution in bankruptcy or otherwise, the holders of our Series A Preferred Stock would receive their liquidation preference prior to any distribution being available to holders of our common stock. The terms of our Series A Preferred Stock also require us to obtain approval from the holders of the outstanding shares of our Series A Preferred Stock for any cash dividends on our common stock in excess of a 5.0% annual dividend yield. Any dividend payment on our common stock will also result in adjustments to the conversion price of our Series A Preferred Stock. In addition, upon a conversion of our Series A Preferred Stock, your percentage ownership in us will be diluted.
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
This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America are the exclusive forums for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions, and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
General Risk Factors
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq Global Select Market, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. Furthermore, several members of our management team do not have prior experience in running a public company. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested and intend to continue investing substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being subject to these new rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we have incurred substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of the disclosure obligations required of a public company, our business and financial condition are more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations, and financial condition.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment includes disclosure of any material weaknesses in our internal control over financial reporting identified by our management. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts. We have established an internal audit group, and as we continue to grow, we will hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations, harm our results of operations, or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any such failure could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Additionally, if we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; legal and loss contingencies; and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Additionally, incorrect judgments may cause errors in our financial statements that could result in corrections to or restatements of our historical financial statements, cause delays in the preparation and filing of our periodic reports as well as failures to meet our reporting and other obligations as a public company, and lead to expenses that could adversely affect our business, financial condition, and results of operations.
Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain a cybersecurity risk management program that is designed to identify, assess, and manage material risks from cybersecurity threats to our critical systems and information. Our cybersecurity risk management program is integrated with our overall enterprise risk management program and includes the following key elements:

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
•We conduct periodic cybersecurity awareness trainings for employees who have access to our IT systems;
•We maintain a cybersecurity incident response plan and a security operations function so we can respond to cybersecurity incidents and comply with legal and disclosure obligations; and
•We have implemented a third-party risk management process for key third-party service providers. This includes, among other things, conducting security assessments of key third-party service providers, including prospective third-party service providers, prior to entering into or renewing business transactions with them or providing them access to our data or information systems and imposing contractual restrictions on such providers as appropriate based on their risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For a description of these risks, see the section titled “Risk Factors – Risks Related to Our Business and Industry - If we or the third parties we rely on experience a compromise to the confidentiality, integrity or availability of systems, or data of our customers, shoppers, partners’, or Instacart, we may experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations; reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences.”

Governance

Our board of directors delegates the cybersecurity risk oversight function to its audit committee. The audit committee oversees management’s design, implementation, and enforcement of our cybersecurity risk management program. Management has overall responsibility for assessing, identifying, and managing material cybersecurity risks.

Our Chief Technology Officer and our Chief Information Security Officer (“CISO”) lead the Company’s cybersecurity function. Our CISO supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our CISO has significant global experience in managing and leading IT and cybersecurity teams, with over 20 years of experience in the cybersecurity industry in various positions. Our CISO is a Certified Information Systems Security Professional by the International Information System Security Certification Consortium. Our CISO reports to our Chief Technology Officer, who has over 25 years of software development experience and 15 years of experience in leading software engineering teams in the technology industry, including at Uber.

The audit committee and our risk committee, a management committee overseeing our enterprise risk management program, receive periodic reports from our CISO regarding key cybersecurity risks facing the company, our cyber risk management program, significant cybersecurity incidents involving us or our third-party service providers, and the progress of ongoing initiatives as well as the effectiveness of internal control and compliance mechanisms. The audit committee, in turn, briefs our board of directors on its cybersecurity oversight activities as appropriate or necessary.

Our management team, through our Chief Technology Officer and CISO, stays informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which include briefings with internal security personnel, review of threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers, and receiving alerts and reports produced by security tools deployed in our IT environment. Our CISO relies on close collaboration with other internal infrastructure, product, engineering, and legal teams to implement our cybersecurity risk mitigation measures.

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

For example, on September 13, 2019, the San Diego City Attorney filed a complaint in San Diego County Superior Court on behalf of the people of the State of California alleging unfair competition claims related to contractor misclassification. In October 2022, we signed and filed a stipulated judgment with the city attorney for San Diego, California, which was entered by the court in January 2023 and settled the case for $46.5 million and the city, acting on behalf of the People of the State of California, released its claims from September 13, 2015 to the settlement’s effective date. We are also currently involved in several putative class and collective actions, thousands of alleged individual claims, including those brought or threatened to be brought in arbitration or compelled to arbitration pursuant to our independent contractor agreements, and matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that we misclassified shoppers as independent contractors and related claims. None of the putative class or collective actions have progressed to or resulted in class certification. Those involving misclassification have either been compelled to individual arbitration or have motions to compel individual arbitration which have been granted and are now pending appeal.

We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable, including due to the timing and final amounts of settlements with adverse parties, and our chances of success on the merits for any proceeding remain uncertain. In particular, an adverse ruling in connection with any misclassification class action may negatively impact our chances of success on the merits or settlement negotiation posture for our other outstanding misclassification claims and proceedings. As a result, such legal proceedings, individually or in the aggregate, could have a material impact on our business, financial condition, and results of operations. While we have accrued a legal reserve balance of $57 million as of December 31, 2024 relating to these misclassification claims and proceedings, as further described in Note 9 — Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, any actual losses incurred in connection with these claims against us may differ from the initial estimates of loss, including as a result of settlement negotiations, and such differences could be material. Regardless of the outcome, litigation and arbitration of these matters could have an adverse impact on us because of defense and settlement costs, individually and in the aggregate, diversion of management resources, and other factors.

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

We are also involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions, in Alaska, Florida, New Jersey, New York, and Pennsylvania. We believe that we comply with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, we dispute that we are obligated to provide such additional benefits under state law and plan to vigorously contest any adverse assessment or determination. Our chances of success on the merits are still uncertain, such that any reasonably possible loss or range of loss cannot be estimated. However, the results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on our business, financial conditions, results of operations, and cash flows.

Securities Litigation

On January 25, 2024, a purported stockholder filed suit against us and certain of our current and former officers and directors in the Northern District of California, on behalf of a putative class of purchasers of our common stock in our IPO or between September 19, 2023 and October 1, 2023. The complaint alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act in connection with the IPO, and seeks damages and attorneys’ fees, among other things. An amended complaint also added the underwriters of our IPO as defendants. On October 29, 2024, we filed a motion to dismiss the amended complaint, which is pending the Court’s decision.

Other Litigation Matters

In the ordinary course of our business, various parties have from time to time claimed, and may claim in the future, that we are liable for damages related to unpaid wages, missed breaks, premium or overtime pay, hazard pay, inadequate notice under the Worker Adjustment and Retraining Notification Act or its state equivalent, retaliation, denial of or interference with leave of absence, improper application of our paid time off or other policies, discrimination or harassment based on a protected characteristic, wrongful termination, or failure to accommodate a disability. Various parties may also file a charge with the National Labor Relations Board alleging unfair labor practices. Additionally, given the high degree of complexity involved in the interpretation and application of states’ sales and indirect tax rules to our activities, it is possible that tax authorities may question our interpretation of taxability of such activities, and various parties have from time to time filed, and may in the future file, complaints related to our current and historical approach to treatment of our sales tax obligations. As a result, we maintain a reserve related to potential tax, interest, or penalties that may be due, as further described in Note 9 — Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Although the results of these claims cannot be predicted with certainty, we believe that these claims, individually or in the aggregate, could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Besides the matters described above, we are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings involving personal injury, intellectual property, including patent infringement, property damage, securities and stockholder claims, commercial and contract disputes, unfair competition, and consumer protection claims, including auto-renewal practices, pricing and fees, data protection and privacy, environmental, health and safety, appropriate disclosures of worker and customer rights and entitlements, weights and measures, compliance with regulatory requirements, and other matters. Although the results of these claims, lawsuits, government investigations, and other legal proceedings in which we are involved cannot be predicted with certainty, we believe that none of these matters is likely to have a material impact on our business, financial condition, results of operations, or cash flows. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Further, regardless of final outcomes, any such legal proceedings, claims, and government investigations may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings.

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

Holders of Record

As of February 21, 2025, there were 126 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

The following graph compares the cumulative total return to stockholders of our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s Information Technology Index (“S&P 500 IT”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 19, 2023, the date our common stock began trading on Nasdaq Global Select Market, and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

200
150
100
50
0
Index Level
9/19/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
9/30/2024
12/31/2024
Trade Date
CART
S&P 500
S&P 500 IT

Issuer Purchases of Equity Securities

The following table summarizes information relating to repurchases of our equity securities during the three months ended December 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)		(in thousands)	(in millions)
October 1, 2024 to October 31, 2024	138	$39.62	138	$62
November 1, 2024 to November 30, 2024	—	$—	—	$312
December 1, 2024 to December 31, 2024	—	$—	—	$312
Total	138		138
___________
1 In June 2024, our board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million in November 2024. The share repurchase program has no expiration date. In determining the authorization of this share repurchase program, including the amount authorized, our board of directors considered the trading price levels of our common stock, including relative to that of comparable companies, our cash position, and other relevant business, tax, and legal factors. Our board of directors also considered our profitability and positive operating cash flow in recent periods, which enable us to both engage in capital return and reinvest in our talent, technology, and long-term endeavors to drive more profitable growth and help our partners navigate the digital transformations of their businesses. As such, our board of directors believes that these factors will allow us to generate more value for our stockholders over the long term. For more information regarding the risks associated with our share repurchase program, see the section titled “Risk Factors—Risks Related to Ownership of Our Common Stock—We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.”
2 Excludes costs associated with the repurchases and the 1% excise tax accrued on the Company’s share repurchases as a result of the Inflation Reduction Act of 2022.

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

In addition, this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report on Form 10-K and can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024.

Overview

Instacart is powering the future of grocery through technology. We partner with retailers to help them successfully navigate the digital transformation of their businesses.
Retailers reach customers through both Instacart Marketplace, where customers can shop from their favorite retailers through our app or website, and retailers’ owned and operated online storefronts that are powered by Instacart Enterprise Platform, our end-to-end technology solution encompassing e-commerce, fulfillment, Connected Stores, ads and marketing, and insights. As consumers and retailers move online, brands can use Instacart Ads as an effective way to reach customers at the point of purchase and within minutes of delivery and consumption.

Instacart started as a way for households to conveniently manage their weekly grocery shopping, a recurring and high order value consumer use case. Today, customers can place orders for delivery or pickup across a variety of use cases including the weekly shop, bulk stock-up, convenience, special occasions, from restaurants, and using our in-store technologies. Customers can select the fulfillment option and speed that best serve their needs. Each order can be shopped for and delivered with care by one of the hundreds of thousands of shoppers who value the flexible earnings opportunities that Instacart provides.

Initial Public Offering and Private Placement

On September 21, 2023, we completed our IPO in which we issued and sold 14,100,000 shares of our common stock at an IPO price of $30.00 per share. We received net proceeds from the IPO of $392 million after deducting underwriting discounts and offering costs. Immediately subsequent to the closing of the IPO, we issued and sold 5,833,333 shares of our Series A Preferred Stock in a private placement at $30.00 per share and received $175 million in proceeds. For additional information, see Note 1 — Business included in Part II, Item 8 of this Annual Report on Form 10-K.

Macroeconomic Impacts

Our business, financial condition, and key business metrics may be impacted by macroeconomic trends affecting our markets and industry such as inflation or interest rate fluctuations, the effects of supply chain challenges, the impact of tariffs or other trade restrictions, geopolitical conflicts, uncertainty regarding an economic recession and associated decreases in consumer discretionary income, changing consumer preferences, and the effects of severe weather patterns. For example, decreases in consumer discretionary income due to inflationary or recessionary economic pressures and interest rate fluctuations, may adversely impact order volumes, customer acquisition and retention, and demand for premium or discretionary grocery purchases.

Restructuring Plan

On February 9, 2024, we announced a restructuring plan, including a reduction of approximately 250 employees, most of which was completed during the first quarter of 2024. As a result of our restructuring plan, we have generated cost savings within operating expenses during fiscal year 2024, compared to fiscal year 2023, which we are reinvesting into the business to drive profitable growth. See further information in Note 16 — Restructuring included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Year Ended December 31,			2022 to 2023	2023 to 2024
	2022	2023	2024	% Change	% Change

	(in millions, except percentages)
Orders	262.6	269.2	294.0	3%	9%
GTV	$28,826	$30,322	$33,461	5%	10%
Revenue	$2,551	$3,042	$3,378	19%	11%
Gross profit	$1,831	$2,278	$2,542	24%	12%
Gross margin	72%	75%	75%
Gross profit as a percent of GTV	6.4%	7.5%	7.6%
Net income (loss) (1)	$428	$(1,622)	$457	NM	(128)%
Net income (loss) as a percent of revenue	17%	(53)%	14%
Net income (loss) as a percent of GTV	1.5%	(5.3)%	1.4%
Adjusted EBITDA (2)	$187	$641	$885	243%	38%
Adjusted EBITDA margin (2)	7%	21%	26%
Adjusted EBITDA as a percent of GTV (2)	0.6%	2.1%	2.6%
___________
“NM” - not meaningful
(1) Net loss for the year ended December 31, 2023 includes $2.6 billion of stock-based compensation expense associated with the cumulative vesting of certain equity awards in connection with our IPO in the third quarter of 2023.
(2) Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin are non-GAAP financial measures. For more information regarding our use of these measures and reconciliation to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “—Non-GAAP Financial Measures.”

Orders

We define an order as a completed customer transaction to purchase goods for delivery or pickup primarily from a single retailer through Instacart during the period indicated, including those completed through Instacart Marketplace or services that are part of the Instacart Enterprise Platform. We believe that orders are an indicator of the scale and growth of our business as well as the value we bring to our constituents.

In 2024, orders increased to 294.0 million, or 9% growth compared to 2023. The increase in orders was driven primarily by increased engagement from new and existing customers.

Gross Transaction Value

We define GTV as the value of the products sold through Instacart, including applicable taxes, deposits and other local fees, customer tips, which go directly to shoppers, customer fees, which include flat subscription fees related to Instacart+ that are charged monthly or annually, and other fees. GTV consists of orders including those completed through Instacart Marketplace or services that are part of the Instacart Enterprise Platform. We believe that GTV indicates the health of our business, including our ability to drive revenue and profits, and the value we provide to our constituents. We have experienced and expect to continue to experience fluctuations in GTV growth, including due to the macroeconomic conditions described above, changes in customer and retailer engagement, and the effects of our strategic initiatives.

In 2024, GTV increased to $33,461 million, or 10% growth compared to 2023, driven primarily by the increase in orders and, to a lesser extent, higher average order value.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, and gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In 2024, gross profit increased to $2,542 million, or 12% growth compared to 2023, primarily driven by increases in transaction revenue. Gross margin in 2024 compared to 2023 remained flat at 75%.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) acquisition-related expenses, (x) restructuring charges, and (xi) non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “—Non-GAAP Financial Measures.”

In 2024, Adjusted EBITDA increased to $885 million, or 38% growth compared to 2023, primarily driven by revenue growth and efficiencies within adjusted total operating expenses. Our Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

Components of Results of Operations

Revenue
Our revenue consists of transaction revenue and advertising and other revenue.
Transaction Revenue
We generate transaction revenue primarily from:
•end users, whom we refer to as customers, (i) through service and delivery fees paid for arranging fulfillment services from shoppers and (ii) for monthly or annual Instacart+ memberships, our membership program, which offers unlimited $0 delivery fees on orders over a certain size, and other exclusive benefits;

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
Advertising and Other Revenue
We primarily generate advertising and other revenue from:
•the sale of advertising services to brands that are interested in reaching customers; and
•certain retailers for use of our software-as-a-service solution through Instacart Enterprise Platform that enhances the omnichannel shopping experience, with revenue recognized ratably over the subscription period.
Advertising revenue is recognized upon delivery of clicks, upon delivery of impressions, over the contract term on a fixed fee basis, or upon redemptions of coupons. For advertising arrangements that involve third parties, we record advertising revenue on a gross or net basis based on whether we act as a principal or agent in the transaction, which is assessed on a contract by contract basis. When we act as the principal and control the services provided to the brand partner, we record revenue on a gross basis, recognizing fees from the brand partner as revenue and related payments to the publisher as cost of revenue. When we act as an agent and do not control the services, we record revenue on a net basis, representing only the net amount received from the brand partner after payments to the publisher.
Advertising and other revenue has historically been, and is expected to continue to be, seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. In addition, we expect our advertising and other revenue growth rate and advertising and other investment rate (which we define as advertising and other revenue in a given period divided by GTV in such period) to continue to fluctuate, particularly during periods of acceleration or decreases in our GTV growth. We also expect advertising and other investment rate to fluctuate during periods in which we generate more GTV from sources where we do not provide advertising or where we have recently enabled advertising, such as from certain new offerings or use cases and from retailers’ owned and operated online storefronts including those utilizing Instacart API that do not partner with Carrot Ads. We also expect our advertising and other revenue growth to fluctuate in the near term due to changes in brand partner spend, including as a result of the macroeconomic factors described above and in response to our GTV growth trends, which may occur on a delayed basis, as well as changes in the mix of revenue contribution from advertising contracts in effect in a particular period and related recognition of advertising revenue on a gross or net basis.
Cost of Revenue
Cost of revenue primarily consists of third-party payment processing fees, expenses related to payment chargebacks, hosting fees, insurance costs attributed to fulfillment, compensation costs of our employees primarily involved in fulfillment, depreciation expense, and amortization expense of technology-related intangible assets and capitalized internal-use software. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense.

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
General and Administrative Expense
General and administrative expense primarily consists of compensation costs for administrative employees, including finance and accounting, human resources, policy, and legal; third-party consulting fees; allocations of various overhead and occupancy costs; depreciation expense; amortization expense of patents and trademarks; and taxes. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
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
Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2022	2023	2024

	(in millions)
Revenue	$2,551	$3,042	$3,378
Cost of revenue (1) (2)	720	764	836
Gross profit	1,831	2,278	2,542
Operating expenses:
Operations and support (1) (2)	252	344	278
Research and development (1) (2)	518	2,312	604
Sales and marketing (1) (2)	660	961	808
General and administrative (1) (2)	339	803	363
Total operating expenses	1,769	4,420	2,053
Income (loss) from operations	62	(2,142)	489
Other expense, net	(8)	—	(3)
Interest income	17	81	66
Income (loss) before provision for (benefit from) income taxes	71	(2,061)	552
Provision for (benefit from) income taxes	(357)	(439)	95
Net income (loss)	$428	$(1,622)	$457
___________
(1) Amounts include depreciation and amortization expense as follows:

	Year Ended December 31,
	2022	2023	2024

	(in millions)
Cost of revenue	$20	$25	$37
Operations and support	2	2	2
Research and development	4	4	5
Sales and marketing	5	8	8
General and administrative	3	4	4
Total depreciation and amortization expense	$34	$43	$56

(2) Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2023	2024

	(in millions)
Cost of revenue	$—	$18	$8
Operations and support	—	90	13
Research and development	18	1,800	144
Sales and marketing	4	316	62
General and administrative	11	532	73
Total stock-based compensation expense	$33	$2,756	$300

The following table summarizes the components of our consolidated statements of operations data, for each of the periods presented, as a percent of revenue:

	Year Ended December 31,
	2022	2023	2024

	(as a percent of revenue) (1)
Revenue	100%	100%	100%
Cost of revenue	28	25	25
Gross profit	72	75	75
Operating expenses:
Operations and support	10	11	8
Research and development	20	76	18
Sales and marketing	26	32	24
General and administrative	13	26	11
Total operating expenses	69	145	61
Income (loss) from operations	2	(70)	14
Other expense, net	—	—	—
Interest income	1	3	2
Income (loss) before provision for (benefit from) income taxes	3	(68)	16
Provision for (benefit from) income taxes	(14)	(14)	3
Net income (loss)	17%	(53)%	14%
___________
(1) Totals of percent of revenue may not foot due to rounding.

Comparison of the Years Ended December 31, 2023 and 2024

Revenue

	Year Ended December 31,			2022 to 2023		2023 to 2024
	2022	2023	2024	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Transaction	$1,811	$2,171	$2,420	$360	20%	$249	11%
Advertising and other	740	871	958	131	18%	87	10%
Total revenue	$2,551	$3,042	$3,378	$491	19%	$336	11%

2024 Compared to 2023
The increase in transaction revenue during fiscal year 2024, compared to fiscal year 2023, was primarily driven by growth in GTV, which grew 10%, and increased fulfillment efficiencies, partially offset by increased investments in affordability initiatives and consumer incentives in fiscal year 2024.

The increase in advertising and other revenue during fiscal year 2024, compared to fiscal year 2023, was primarily driven by interrelated factors including an increase in advertising volume and activity on our platform. Strength in emerging brand spend was also partially offset by a decrease in spend by certain of our large brand partners in response to macroeconomic uncertainty and changes in our brand partners’ businesses and performance. Advertising and other investment rate of 2.9% during 2024 remained flat compared to 2023.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,			2022 to 2023		2023 to 2024
	2022	2023	2024	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Cost of revenue	$720	$764	$836	$44	6%	$72	9%
Gross profit	$1,831	$2,278	$2,542	$447	24%	$264	12%
Gross margin	72%	75%	75%

2024 Compared to 2023
The increase in cost of revenue during fiscal year 2024, compared to fiscal year 2023, was primarily due to an increase of $35 million in credit card processing fees, an increase of $14 million in payments to publishers, an increase of $13 million in delivery-related insurance, an increase of $11 million in depreciation and amortization expense primarily related to capitalized internal-use software, and an increase of $10 million in consulting costs, partially offset by a decrease of $19 million in compensation costs primarily for in-store shoppers and a decrease of $12 million in payment chargebacks.

The increase in gross profit during fiscal year 2024, compared to fiscal year 2023, was primarily driven by the increase in transaction revenue due to the factors described above. Gross margin during fiscal year 2024, compared to fiscal year 2023, remained flat.

Operations and Support

	Year Ended December 31,			2022 to 2023		2023 to 2024
	2022	2023	2024	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Operations and support	$252	$344	$278	$92	37%	$(66)	(19)%
Percent of revenue	10%	11%	8%

2024 Compared to 2023
The decrease in operations and support expense during fiscal year 2024, compared to fiscal year 2023, was primarily due to a decrease of $82 million in compensation costs, partially offset by an increase of $10 million in subscription and software costs. The net decrease in total compensation costs was primarily driven by a decrease in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in fiscal year 2023.
Research and Development

	Year Ended December 31,			2022 to 2023		2023 to 2024
	2022	2023	2024	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Research and development	$518	$2,312	$604	$1,794	346%	$(1,708)	(74)%
Percent of revenue	20%	76%	18%

2024 Compared to 2023
The decrease in research and development expense during fiscal year 2024, compared to fiscal year 2023, was primarily due to a net decrease of $1,734 million in total compensation costs partially offset by a decrease of $18 million in capitalized software development costs. The net decrease in total compensation cost was primarily driven by a decrease in stock-based compensation expense and related payroll taxes resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in fiscal year 2023, a decrease in cash compensation expense related to changes in the mix of our employee cash and equity compensation, reduced headcount following our restructuring plan in the first quarter of 2024, and a $79 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures and for terminated employees in connection with the restructuring plan.
Sales and Marketing

	Year Ended December 31,			2022 to 2023		2023 to 2024
	2022	2023	2024	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Sales and marketing	$660	$961	$808	$301	46%	$(153)	(16)%
Percent of revenue	26%	32%	24%

2024 Compared to 2023
The decrease in sales and marketing expense during fiscal year 2024, compared to fiscal year 2023, was primarily due to a decrease of $249 million in compensation costs, partially offset by an increase of $75 million in paid marketing costs and an increase of $13 million in consulting costs. The net decrease in total compensation costs was primarily driven by a decrease in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in fiscal year 2023.
General and Administrative

	Year Ended December 31,			2022 to 2023		2023 to 2024
	2022	2023	2024	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
General and administrative	$339	$803	$363	$464	137%	$(440)	(55)%
Percent of revenue	13%	26%	11%

2024 Compared to 2023
The decrease in general and administrative expense during fiscal year 2024, compared to fiscal year 2023, was primarily due to a net decrease of $478 million in total compensation costs, partially offset by an increase of $19 million in accruals for sales and indirect taxes and legal matters and settlements and an increase of $14 million in professional fees.

The net decrease in total compensation costs was primarily driven by a decrease in stock-based compensation expense resulting from RSUs with a liquidity event-based vesting condition that was satisfied in connection with our IPO in fiscal year 2023.
Interest Income

	Year Ended December 31,			2022 to 2023		2023 to 2024
	2022	2023	2024	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Interest income	$17	$81	$66	$64	376%	$(15)	(19)%

2024 Compared to 2023
The decrease in interest income during fiscal year 2024, compared to fiscal year 2023, was primarily due to a decrease in cash and cash equivalents and short-term marketable securities and lower average interest rates during fiscal year 2024.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,			2022 to 2023		2023 to 2024
	2022	2023	2024	$ Change	% Change	$ Change	% Change

	(in millions, except percentages)
Provision for (benefit from) income taxes	$(357)	$(439)	$95	$(82)	23%	$534	(122)%

2024 Compared to 2023
The increase in the provision for income taxes during fiscal year 2024, compared to fiscal year 2023, was primarily driven by the tax benefit related to the recognition of stock-based compensation expense, including certain restructurings associated with the vested RSUs as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of our registration statement on Form S-1 filed under the Securities Act in connection with our IPO in the third quarter of 2023.
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

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, (ix) acquisition-related expenses, (x) restructuring charges, and (xi) non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.

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
•does not reflect other income or expense that includes unrealized and realized gains and losses on foreign currency exchange; and
•does not reflect provision for or benefit from income taxes that reduces or increases cash available to us.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended December 31,
	2022	2023	2024

	(in millions, except percentages)
Net income (loss)	$428	$(1,622)	$457
Add (deduct):
Provision for (benefit from) income taxes	(357)	(439)	95
Interest income	(17)	(81)	(66)
Other expense, net	8	—	3
Depreciation and amortization expense	34	43	56
Stock-based compensation expense (1)	33	2,756	300
Payroll taxes related to stock-based compensation (2)	—	24	24
Certain legal and regulatory accruals and settlements, net (3)	50	(4)	10
Reserves for sales and other indirect taxes (4)	(1)	(35)	(14)
Acquisition-related expenses	4	(4)	2
Restructuring charges (5)	—	—	18
Other (6)	5	3	—
Adjusted EBITDA	$187	$641	$885
GTV	$28,826	$30,322	$33,461
Net income (loss) as a percent of GTV	1.5%	(5.3)%	1.4%
Adjusted EBITDA as a percent of GTV	0.6%	2.1%	2.6%
Revenue	$2,551	$3,042	$3,378
Net income (loss) as a percent of revenue	17%	(53)%	14%
Adjusted EBITDA margin	7%	21%	26%
___________
(1) The year ended December 31, 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with the restructuring plan.
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
(5) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 16 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
(6) Represents non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock.

Adjusted Cost of Revenue and Adjusted Cost of Revenue as a Percent of GTV

We define adjusted cost of revenue as cost of revenue excluding depreciation and amortization expense and stock-based compensation expense. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature.

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Year Ended December 31,
	2022	2023	2024

	(in millions, except percentages)
Cost of revenue	$720	$764	$836
Adjusted to exclude the following:
Depreciation and amortization expense	(20)	(25)	(37)
Stock-based compensation expense	—	(18)	(8)
Adjusted cost of revenue	$700	$721	$791
Cost of revenue as a percent of GTV	2.5%	2.5%	2.5%
Adjusted cost of revenue as a percent of GTV	2.4%	2.4%	2.4%

Adjusted Operations and Support Expense and Adjusted Operations and Support Expense as a Percent of GTV

We define adjusted operations and support expense as operations and support expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, and restructuring charges. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards and restructuring charges as they are not indicative of our operating performance.

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Year Ended December 31,
	2022	2023	2024

	(in millions, except percentages)
Operations and support expense	$252	$344	$278
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)	(2)
Stock-based compensation expense (1)	—	(90)	(13)
Payroll taxes related to stock-based compensation (2)	—	(2)	(2)
Restructuring charges (3)	—	—	(2)
Adjusted operations and support expense	$250	$250	$259
Operations and support expense as a percent of GTV	0.9%	1.1%	0.8%
Adjusted operations and support expense as a percent of GTV	0.9%	0.8%	0.8%
___________
(1) Stock-based compensation expense for the year ended December 31, 2024 was offset by a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 16 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Adjusted Research and Development Expense and Adjusted Research and Development Expense as a Percent of GTV

We define adjusted research and development expense as research and development expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, acquisition-related expenses, and restructuring charges. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature and we exclude payroll taxes related to the vesting and settlement of certain equity awards, acquisition-related expenses, and restructuring charges as they are not indicative of our operating performance.

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Year Ended December 31,
	2022	2023	2024

	(in millions, except percentages)
Research and development expense	$518	$2,312	$604
Adjusted to exclude the following:
Depreciation and amortization expense	(4)	(4)	(5)
Stock-based compensation expense (1)	(18)	(1,800)	(144)
Payroll taxes related to stock-based compensation (2)	—	(14)	(15)
Acquisition-related expenses	(1)	—	—
Restructuring charges (3)	—	—	(9)
Adjusted research and development expense	$495	$494	$431
Research and development expense as a percent of GTV	1.8%	7.6%	1.8%
Adjusted research and development expense as a percent of GTV	1.7%	1.6%	1.3%
___________
(1) The year ended December 31, 2024 includes a $79 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024, and for terminated employees in connection with the restructuring plan.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 16 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Adjusted Sales and Marketing Expense and Adjusted Sales and Marketing Expense as a Percent of GTV

We define adjusted sales and marketing expense as sales and marketing expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, acquisition-related expenses, and restructuring charges. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature and we exclude payroll taxes related to the vesting and settlement of certain equity awards, acquisition-related expenses, and restructuring charges as they are not indicative of our operating performance.

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Year Ended December 31,
	2022	2023	2024

	(in millions, except percentages)
Sales and marketing expense	$660	$961	$808
Adjusted to exclude the following:
Depreciation and amortization expense	(5)	(8)	(8)
Stock-based compensation expense (1)	(4)	(316)	(62)
Payroll taxes related to stock-based compensation (2)	—	(2)	(4)
Acquisition-related expenses	2	4	—
Restructuring charges (3)	—	—	(3)
Adjusted sales and marketing expense	$653	$639	$731
Sales and marketing expense as a percent of GTV	2.3%	3.2%	2.4%
Adjusted sales and marketing expense as a percent of GTV	2.3%	2.1%	2.2%
___________
(1) The year ended December 31, 2024 includes an $8 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 16 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Adjusted General and Administrative Expense and Adjusted General and Administrative Expense as a Percent of GTV

We define adjusted general and administrative expense as general and administrative expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, restructuring charges, non-capitalizable expenses related to the public listing of our common stock, and issuance costs related to the issuance of the Series A Preferred Stock. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, restructuring charges, non-capitalizable expenses related to the public listing of our common stock, and issuance costs related to the issuance of our Series A Preferred Stock as these are not indicative of our operating performance.

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Year Ended December 31,
	2022	2023	2024

	(in millions, except percentages)
General and administrative expense	$339	$803	$363
Adjusted to exclude the following:
Depreciation and amortization expense	(3)	(4)	(4)
Stock-based compensation expense (1)	(11)	(532)	(73)
Payroll taxes related to stock-based compensation (2)	—	(6)	(3)
Certain legal and regulatory accruals and settlements, net (3)	(50)	4	(10)
Reserves for sales and other indirect taxes (4)	1	35	14
Acquisition-related expenses	(5)	—	(2)
Restructuring charges (5)	—	—	(4)
Other (6)	(5)	(3)	—
Adjusted general and administrative expense	$266	$297	$281
General and administrative expense as a percent of GTV	1.2%	2.6%	1.1%
Adjusted general and administrative expense as a percent of GTV	0.9%	1.0%	0.8%
___________
(1) The year ended December 31, 2024 includes a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring plan.
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
(5) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 16 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
(6) Represents non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock.

Adjusted Total Operating Expenses and Adjusted Total Operating Expenses as a Percent of GTV

We define adjusted total operating expenses as the sum of adjusted operations and support expense, adjusted research and development expense, adjusted sales and marketing expense, and adjusted general and administrative expense. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards, certain legal and regulatory accruals and settlements, net, reserves for sales and other indirect taxes, acquisition-related expenses, restructuring charges, non-capitalizable expenses related to the public listing of our common stock, and issuance costs related to the issuance of our Series A Preferred Stock as these are not indicative of our operating performance.

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Year Ended December 31,
	2022	2023	2024

	(in millions, except percentages)
Total operating expenses	$1,769	$4,420	$2,053
Adjusted to exclude to the following:
Depreciation and amortization expense	(14)	(18)	(19)
Stock-based compensation expense (1)	(33)	(2,738)	(292)
Payroll taxes related to stock-based compensation (2)	—	(24)	(24)
Certain legal and regulatory accruals and settlements, net (3)	(50)	4	(10)
Reserves for sales and other indirect taxes (4)	1	35	14
Acquisition-related expenses	(4)	4	(2)
Restructuring charges (5)	—	—	(18)
Other (6)	(5)	(3)	—
Adjusted total operating expenses	$1,664	$1,680	$1,702
Total operating expenses as a percent of GTV	6.1%	14.6%	6.1%
Adjusted total operating expenses as a percent of GTV	5.8%	5.5%	5.1%
___________
(1) The year ended December 31, 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with the restructuring plan.
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
(5) Represents severance payments and other related benefits for terminated employees in connection with the restructuring plan. Refer to Note 16 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
(6) Represents non-capitalizable expenses related to the public listing of our common stock and issuance costs related to the issuance of our Series A Preferred Stock.

Liquidity and Capital Resources

In September 2023, we completed our IPO which resulted in aggregate net proceeds of $392 million, net of underwriting discounts and deferred offering costs. We also received proceeds of $175 million for the issuance and sale of 5,833,333 shares of our Series A Preferred Stock in a private placement immediately subsequent to our IPO. For additional information, see Note 1 — Business included in Part II, Item 8, of this Annual Report on Form 10-K.

Since our founding, we have financed our operations primarily through the net proceeds we have received from the issuance of equity securities and through fees received from retailers, customers, and brands. As of December 31, 2024, we had cash and cash equivalents of $1.3 billion and marketable securities of $91 million which were primarily held for working capital purposes.

Although we have generated profit in recent periods, including net income of $457 million for the year ended December 31, 2024, we have historically experienced significant net losses as reflected in our accumulated deficit of $3.6 billion as of December 31, 2024. While we generated positive cash flows from operating activities during the years ended December 31, 2023 and 2024, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

Our working capital and operating cash flows fluctuated and continue to fluctuate significantly from period to period as a result of new initiatives, the timing of payments made to and/or received from retailers, shoppers, and vendors, and certain transaction types, such as those involving EBT SNAP and alcohol sales, which have a more significant impact on our working capital and operating cash flow due to the variability, magnitude, and timing of retailer reimbursements. Additionally, we make substantial weekly payments to shoppers on Tuesdays and Sundays for services delivered on Instacart and, therefore, we expect our reported cash and cash flows from operating activities to be impacted based on the day of the week of each reporting period. Furthermore, due to the timing of funding to a certain payment card issuer, we may experience an increase in short-term liabilities based on the day of the week of the last day of each reporting period.

In November 2023, our board of directors approved a share repurchase program with authorization to purchase up to an aggregate of $500 million of our common stock, which was subsequently increased to $1 billion in February 2024. In June 2024, our board of directors authorized a new share repurchase program to purchase up to an aggregate of $500 million of our common stock, which was subsequently increased to $750 million in November 2024. At the time of authorization of the June 2024 program, no capacity remained under the previous share repurchase program. During the year ended December 31, 2024, we repurchased and immediately retired 46 million shares of our common stock for an aggregate purchase price of $1.4 billion including broker commissions, fees, and excise taxes, under the share repurchase programs. The amount of shares repurchased and immediately retired included 14 million shares repurchased from three stockholders in February 2024 for an aggregate amount of $390 million and 3.7 million shares repurchased from a stockholder in August 2024 for $117 million in privately negotiated transactions, with the remaining shares purchased in the open market.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2023	2024

	(in millions)
Net cash provided by operating activities	$277	$586	$687
Net cash provided by (used in) investing activities	117	135	(107)
Net cash provided by (used in) financing activities	46	(30)	(1,413)

Cash Flows from Operating Activities

For the year ended December 31, 2024, net cash provided by operating activities was $687 million, which consisted of net income of $457 million, adjusted by non-cash items of $449 million, primarily from stock-based compensation expense of $300 million, and by net cash outflows from changes in operating assets and liabilities of $219 million. The year over year increase in net income from a net loss of $1,622 million to net income of $457 million was driven by a year over year decrease in stock-based compensation expense due to the vesting of RSUs and restricted stock as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with our initial public offering in the prior year, in addition to the growth of our business and further optimization of expenses. The year over year decrease in net changes in operating assets and liabilities, which impacted cash provided by operating activities, from a net cash outflow of $165 million to $219 million was primarily driven by general business impacts such as the timing of customer collections impacted by the mix of transaction types, such as those involving EBT SNAP and alcohol sales, which result in longer and uneven collection cycles, lower release of sales tax reserves due to resolutions of certain state examinations in the prior year, the overall growth of our business, and the timing of customer, vendor, and other third party payments.

For the year ended December 31, 2023, net cash provided by operating activities was $586 million, which consisted of net loss of $1,622 million, which had a positive contribution to cash for the year as it was impacted by significant non-cash items of $2,373 million, primarily from stock-based compensation expense of $2,756 million, further adjusted by net cash outflows from changes in operating assets and liabilities of $165 million. The year over year decrease in net income from $428 million to a net loss of $1,622 million was driven by non-cash items primarily relating to an increase in stock-based compensation expense due to the vesting of RSUs and restricted stock as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with our initial public offering in the third quarter of 2023, partially offset by growth of our business and optimization of expenses. The year over year decrease in net changes in operating assets and liabilities, which impacted cash provided by operating activities, from a net cash inflow of $124 million to a net cash outflow of $165 million was primarily driven by (i) the payment of certain worker classification settlements accrued in prior reporting periods and (ii) the release of sales tax reserves primarily due to the resolution of state examinations and expiration of statute of limitations, as well as general business impacts such as the timing of customer, vendor, and other third party payments, the timing of customer collections impacted by the mix of transaction types, such as those involving EBT SNAP and alcohol sales, which result in longer and uneven collection cycles, and the overall growth of our business. Further discussion on items (i) and (ii) can be found in Note 9 — Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows from Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was $107 million, comprised primarily of purchases of marketable securities of $110 million and purchases of property and equipment, including capitalized internal-use software, of $64 million, partially offset by maturities of marketable securities of $70 million.

For the year ended December 31, 2023, net cash provided by investing activities was $135 million, comprised primarily of maturities of marketable securities of $301 million, partially offset by purchases of marketable securities of $110 million, and purchases of property and equipment, including capitalized internal-use software, of $54 million.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash used in financing activities was $1,413 million, comprised primarily of repurchases of common stock of $1,402 million and taxes paid related to net share settlement of equity awards of $101 million, partially offset by proceeds from exercise of stock options of $80 million.

For the year ended December 31, 2023, net cash used in financing activities was $30 million, comprised primarily of taxes paid related to the net share settlement of equity awards of $570 million and repurchases of common stock of $36 million, partially offset by proceeds from the issuance of common stock upon IPO, net of underwriting discount of $401 million and proceeds from the issuance of our Series A Preferred Stock of $175 million.

Contractual Obligations and Commitments
Operating Leases
Our operating lease commitments primarily include corporate offices and warehouse space. As of December 31, 2024, we had fixed lease payment obligations of $27 million, with $14 million to be paid within 12 months and the remainder thereafter. For additional discussion on our operating leases, see Note 9 — Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Non-Cancellable Purchases
Our non-cancellable purchase commitments are primarily related to infrastructure service contracts for technology platforms. As of December 31, 2024, we had non-cancellable purchase obligations of $278 million, with $106 million to be paid within 12 months and the remainder thereafter.

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

Advertising and Other Revenue
We generate revenue from the sale of advertising to companies that are interested in reaching end users. Advertising products include Sponsored Product ads, display ads, coupons, and a variety of other online advertising services. Our performance obligation is to continually promote a brand over the duration of the contractual term. We recognize revenue in the amount that we have the right to invoice as advertising services are rendered, which occurs upon delivery of clicks, upon delivery of impressions, over the contract term on a fixed fee basis, or upon redemptions of coupons. We also offer software subscription services that enhance the omnichannel shopping experience to certain retailers and generate an immaterial amount of other revenue from software subscriptions. Revenue from our software subscription services is recognized ratably over the subscription period.

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

In limited situations, through the third quarter of 2024, we utilized in-store shoppers to provide certain fulfillment activities for end users with the related costs of employees recorded within cost of revenue in the consolidated statements of operations.
Advertising services: For certain advertising arrangements that involve third parties, we record advertising revenue on a gross or net basis based on whether we act as a principal or agent in the transaction, which is assessed on a contract by contract basis. When we act as the principal and control the services provided to the brand partner, we record revenue on a gross basis, recognizing fees from the brand partner as revenue and related payments to the publisher as cost of revenue. When we act as an agent and do not control the services, we record revenue on a net basis, representing only the net amount received from the brand partner after payments to the publisher.

Revenue Share
We generate revenue from partnerships with payment card issuers whereby shoppers use cards issued by the payment card issuers to pay for goods at the retailers’ point-of-sale. We earn a revenue share from the payment card issuers for transactions processed through these payment cards and record these amounts in the same period the underlying transaction takes place.

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

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to remeasurement of certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. The effect of a hypothetical 20% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Interest Rate Risk

As of December 31, 2024, we had cash and cash equivalents of $1.3 billion and marketable securities of $91 million invested in a variety of securities, including money market funds and U.S. government and agency securities. In addition, we had $171 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of December 31, 2024.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than as a result of its impact on the general economy. However, we are operating in a more volatile inflationary environment due to macroeconomic conditions and have limited data and experience doing so in our history, particularly at our scale. The principal inflationary factors affecting our business are higher prices of products offered by retail partners through Instacart, including due to higher raw material costs, shipping and freight costs, elevated fuel prices that are borne by our partners, and customers purchasing fewer items on average per order. Higher retailer prices, resulting in increased grocery costs and reduced consumer discretionary spending have negatively impacted consumer demand for online grocery as consumers return to in-store shopping to save on service and delivery fees and also have reduced order frequency, driven lower order volumes, and impacted average order values. Customers have and may continue to reduce spending on more premium products, and our brand partners have and may continue to reduce their overall advertising budgets, either of which could harm our revenue and margin. We may also not be able to fully offset higher costs through operational efficiencies or price increases. Increased fuel prices as a result of supply chain and other macroeconomic factors may also result in fewer shoppers or reduced shopper activity. While we have previously implemented certain shopper incentives in response to these factors, persistent or increased shopper shortages may require us to reintroduce or further increase shopper incentives to ensure sufficient shoppers are available to meet demand or provide additional consumer incentives or refunds due to shopper delays or incorrect orders, which have historically occurred and reduced our revenue and profitability. As a result of these factors, we may experience fluctuations in GTV and orders, which could negatively impact our revenue and margin.

Certain of our offerings focused on affordability, such as the addition of discount grocers to Instacart, continued customer promotions, no rush delivery, Instacart+ members-only discounts, and acceptance of other payment options may improve customer accessibility to online grocery and help offset pricing challenges faced by customers due to inflationary pressures and customer fees. However, we cannot predict whether such offerings will offset or mitigate the negative impacts of inflationary pressures to our business, such as general reductions in discretionary spending by customers. Our inability or failure to address challenges relating to inflation could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Maplebear Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Maplebear Inc. DBA Instacart and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Revenue Recognition – Transaction Revenue and Advertising Revenue

As described in Notes 2 and 3 to the consolidated financial statements, for the year ended December 31, 2024, the Company’s transaction revenue was $2,420 million and advertising and other revenue was $958 million, substantially all of which relates to advertising revenue. For transaction revenue, the Company primarily generates its revenue from fees received from end users and amounts paid by retailers for the transaction service and is net of any coupons, incentives, and refunds, as well as payments to shoppers. Each performance obligation is satisfied at a point in time, upon the transfer of control of the services. For advertising revenue, the Company generates revenue from the sale of advertising to companies that are interested in reaching the Company’s end users. The Company primarily recognizes revenue in the amount that the Company has the right to invoice as advertising services are rendered, which occurs upon delivery of clicks, upon delivery of impressions, over the contract term on a fixed fee basis, or upon redemptions of coupons. The Company also generates revenue through a revenue share from the payment card issuers for transactions processed through payment cards and the Company records these amounts in the same period the underlying transaction takes place.

The principal consideration for our determination that performing procedures relating to revenue recognition – for transaction revenue and advertising revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of transaction and advertising revenue. These procedures also included, among others, (i) evaluating certain transaction revenue and advertising revenue transactions by a) testing the settlement of invoices and credit memos, b) tracing transactions not settled to a detailed listing of accounts receivable, and c) testing a sample of credit memos issued during the year and subsequent to year end by obtaining and inspecting source documents; (ii) evaluating transaction revenue recognized by reconciling revenue to total cash paid by end users and, for a sample of transaction revenue transactions, obtaining and inspecting source documents, such as contracts, invoices, retailer and end user orders, application of coupons, incentives, refunds, or credit memos, and cash receipts; (iii) evaluating revenue recognized for a sample of unbilled revenue transactions by obtaining and inspecting source documents, such as contracts, invoices, retailer and end user orders or advertising campaign information, application of credit memos, and subsequent cash receipts; (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, retailer and end user orders or advertising campaign information, and subsequent cash receipts; and (v) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2025

We have served as the Company’s auditor since 2017, which includes periods before the Company became subject to SEC reporting requirements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)

	As of December 31,
	2023	2024

ASSETS
Current assets:
Cash and cash equivalents	$2,137	$1,278
Short-term marketable securities	49	91
Accounts receivable, net of allowance of $4 and $4, respectively	853	1,014
Restricted cash and cash equivalents, current	137	152
Prepaid expenses and other current assets	129	162
Total current assets	3,305	2,697
Restricted cash and cash equivalents, noncurrent	19	19
Property and equipment, net	135	200
Operating lease right-of-use assets	31	21
Intangible assets, net	77	52
Goodwill	318	317
Deferred tax assets, net	830	771
Other assets	12	38
Total assets	$4,727	$4,115
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72	$80
Accrued and other current liabilities	451	505
Operating lease liabilities, current	13	13
Deferred revenue	197	200
Total current liabilities	733	798
Operating lease liabilities, noncurrent	27	13
Other long-term liabilities	40	25
Total liabilities	800	836
Commitments and contingencies (Note 9)
Series A redeemable convertible preferred stock; $0.0001 par value per share; 5,833 shares authorized, issued, and outstanding as of December 31, 2023 and December 31, 2024	177	186
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 24,167 shares authorized as of December 31, 2023 and December 31, 2024; zero shares issued and outstanding as of December 31, 2023 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 2,000,000 shares authorized as of December 31, 2023 and December 31, 2024; 279,046 and 260,964 shares issued and outstanding as of December 31, 2023 and December 31, 2024, respectively	—	—
Additional paid-in capital	6,382	6,687
Accumulated other comprehensive income (loss)	3	(9)
Accumulated deficit	(2,635)	(3,585)
Total stockholders’ equity	3,750	3,093
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$4,727	$4,115

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)

	Year Ended December 31,
	2022	2023	2024

Revenue	$2,551	$3,042	$3,378
Cost of revenue	720	764	836
Gross profit	1,831	2,278	2,542
Operating expenses:
Operations and support	252	344	278
Research and development	518	2,312	604
Sales and marketing	660	961	808
General and administrative	339	803	363
Total operating expenses	1,769	4,420	2,053
Income (loss) from operations	62	(2,142)	489
Other expense, net	(8)	—	(3)
Interest income	17	81	66
Income (loss) before provision for (benefit from) income taxes	71	(2,061)	552
Provision for (benefit from) income taxes	(357)	(439)	95
Net income (loss)	$428	$(1,622)	$457
Undistributed earnings attributable to preferred stockholders	(351)	—	—
Accretion related to Series A redeemable convertible preferred stock	—	(2)	(9)
Net income (loss) attributable to common stockholders, basic	$77	$(1,624)	$448
Undistributed earnings reallocated to common stockholders	20	—	—
Accretion related to Series A redeemable convertible preferred stock	—	—	9
Net income (loss) attributable to common stockholders, diluted	$97	$(1,624)	$457
Net income (loss) per share attributable to common stockholders:
Basic	$1.08	$(12.43)	$1.69
Diluted	$0.96	$(12.43)	$1.58
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	71,853	130,616	264,640
Diluted	101,480	130,616	289,158

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2023	2024

Net income (loss)	$428	$(1,622)	$457
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	(2)	3	—
Change in foreign currency translation adjustments	(2)	5	(12)
Total other comprehensive income (loss)	(4)	8	(12)
Comprehensive income (loss)	$424	$(1,614)	$445

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts, which are reflected in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Exchangeable Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balances at December 31, 2021	167,302	$2,822	69,535	$—	689	$—	$833	$(1)	$(1,405)	$(573)
Exercise of common stock options	—	—	149	—	—	—	1	—	—	1
Exercise of non-voting common stock warrants	—	—	1,858	—	—	—	34	—	—	34
Modification of non-voting common stock warrants	—	—	—	—	—	—	17	—	—	17
Stock-based compensation	—	—	—	—	—	—	33	—	—	33
Issuance of non-voting common stock in connection with subscription agreement	—	—	465	—	—	—	—	—	—	—
Issuance of non-voting restricted stock in connection with business acquisitions	—	—	223	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	—	—	428	428
Balances at December 31, 2022	167,302	$2,822	72,230	$—	689	$—	$918	$(5)	$(977)	$(64)

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
(in millions, except share amounts, which are reflected in thousands)

	Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Common Stock		Exchangeable Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances at December 31, 2022	167,302	$2,822	—	$—	72,230	$—	689	$—	$918	$(5)	$(977)	$(64)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(167,302)	(2,822)	—	—	167,692	—	—	—	2,822	—	—	2,822
Issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	—	5,833	175	—	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock	—	—	—	2	—	—	—	—	(2)	—	—	(2)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and offering costs	—	—	—	—	14,100	—	—	—	392	—	—	392
Conversion of exchangeable shares to common stock in connection with initial public offering	—	—	—	—	688	—	(688)	—	—	—	—	—
Forfeiture of exchangeable shares	—	—	—	—	—	—	(1)	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	33,334	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	10,476	—	—	—	6	—	—	6
Exercise of common stock warrants	—	—	—	—	7,431	—	—	—	—	—	—	—
Common stock withheld or cancelled for tax obligation and net settlement	—	—	—	—	(25,456)	—	—	—	(570)	—	—	(570)
Stock-based compensation	—	—	—	—	—	—	—	—	2,812	—	—	2,812
Other comprehensive income	—	—	—	—	—	—	—	—	—	8	—	8
Repurchase and retirement of common stock	—	—	—	—	(1,449)	—	—	—	—	—	(36)	(36)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,622)	(1,622)
Other	—	—	—	—	—	—	—	—	4	—	—	4
Balances at December 31, 2023	—	$—	5,833	$177	279,046	$—	—	$—	$6,382	$3	$(2,635)	$3,750

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
(in millions, except share amounts, which are reflected in thousands)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balances at December 31, 2023	5,833	$177	279,046	$—	$6,382	$3	$(2,635)	$3,750
Accretion of Series A redeemable convertible preferred stock	—	9	—	—	(9)	—	—	(9)
Issuance of common stock upon settlement of restricted stock units	—	—	19,515	—	—	—	—	—
Exercise of common stock options	—	—	11,986	—	80	—	—	80
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(3,510)	—	(101)	—	—	(101)
Forfeiture of restricted stock	—	—	(61)	—	—	—	—	—
Stock-based compensation	—	—	—	—	335	—	—	335
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Repurchase and retirement of common stock	—	—	(46,012)	—	—	—	(1,407)	(1,407)
Net income	—	—	—	—	—	—	457	457
Balances at December 31, 2024	5,833	$186	260,964	$—	$6,687	$(9)	$(3,585)	$3,093

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2023	2024

OPERATING ACTIVITIES
Net income (loss)	$428	$(1,622)	$457
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	34	43	56
Stock-based compensation expense	33	2,756	300
Provision for bad debts	10	23	19
Amortization of operating lease right-of-use assets	13	14	11
Deferred income taxes	(373)	(459)	59
Other	8	(4)	4
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(21)	(33)	(185)
Prepaid expenses and other assets	(31)	(22)	(58)
Accounts payable	25	(16)	8
Accrued and other current liabilities	141	(62)	42
Deferred revenue	24	18	4
Operating lease liabilities	(13)	(15)	(16)
Other long-term liabilities	(1)	(35)	(14)
Net cash provided by operating activities	277	586	687
INVESTING ACTIVITIES
Purchases of marketable securities	(158)	(110)	(110)
Maturities of marketable securities	394	301	70
Purchases of property and equipment, including capitalized internal-use software	(24)	(54)	(64)
Acquisitions of businesses, net of cash acquired	(93)	—	—
Other investing activities	(2)	(2)	(3)
Net cash provided by (used in) investing activities	117	135	(107)
FINANCING ACTIVITIES
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts	—	401	—
Proceeds from the issuance of Series A redeemable convertible preferred stock	—	175	—
Taxes paid related to net share settlement of equity awards	—	(570)	(101)
Proceeds from exercise of stock options	1	6	80
Proceeds from exercise of common stock warrants	34	—	—
Changes in advances from payment card issuer	—	—	10
Proceeds from modification of common stock warrants	14	—	—
Deferred offering costs paid	(3)	(6)	—
Repurchases of common stock	—	(36)	(1,402)
Net cash provided by (used in) financing activities	46	(30)	(1,413)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(6)	3	(11)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	434	694	(844)
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	1,165	1,599	2,293
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$1,599	$2,293	$1,449
The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)

	Year Ended December 31,
	2022	2023	2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of tax refunds	$3	$54	$13
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$—	$56	$35
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$—	$2,822	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$9	$—
Fair value of contingent consideration in connection with a business combination	$7	$—	$—
Accretion of Series A redeemable convertible preferred stock	$—	$2	$9
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION RELATED TO LEASES
Cash paid for amounts included in the measurement of operating lease liabilities	$15	$16	$16
Lease liabilities arising from obtaining right-of-use assets	$9	$6	$1
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,505	$2,137	$1,278
Restricted cash and cash equivalents, current	75	137	152
Restricted cash and cash equivalents, noncurrent	19	19	19
Total cash, cash equivalents, and restricted cash and cash equivalents	$1,599	$2,293	$1,449

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business
Description of Business

Maplebear Inc., doing business as (“DBA”) Instacart (the “Company”), was incorporated in Delaware on August 3, 2012 and is headquartered in San Francisco, California. The Company is a diversified technology business that operates a technology platform that enables connections and transactions primarily among retailers, end users, advertisers, and shoppers primarily throughout the United States and Canada. End users are provided the ability to transact with retailers for grocery and non-grocery items and with shoppers to pick and deliver the items on the end user’s behalf. Retailers contract with the Company to have their goods available for search, selection, and purchase, generally for a percentage of the total purchase value from the sale of goods, on a fee per transaction basis, or some combination thereof. Advertisers have the opportunity to purchase Sponsored Product ads, display ads, coupons, and a variety of other online advertising services. Shoppers, who are independent contractors, pick and deliver orders using the Company’s technology platform for fulfillment or delivery service opportunities primarily on a fee per batch basis. The Company also sells software-as-a-service offerings primarily targeted at retailers and charges fees for such offerings.
Initial Public Offering and Private Placement

On September 21, 2023, the Company completed its initial public offering (“IPO”) in which it issued and sold 14,100,000 shares of its common stock at an IPO price of $30.00 per share. The Company received net proceeds from the IPO of $392 million after deducting underwriting discounts and offering costs. Immediately subsequent to the closing of the IPO, the Company issued and sold 5,833,333 shares of its Series A redeemable convertible preferred stock in a private placement at $30.00 per share and received $175 million in proceeds.

In connection with the effectiveness of the Company’s registration statement on Form S-1 filed under the Securities Act of 1933, as amended (the “Securities Act”), in connection with the Company’s IPO, all outstanding exchangeable shares of the Company’s subsidiary, Aspen Merger Corp. (“Aspen”), were exchanged into 688,017 shares of non-voting common stock. Immediately prior to the closing of the IPO, all then-outstanding shares of redeemable convertible preferred stock were converted into 167,691,838 shares of voting common stock, and all outstanding shares of non-voting common stock and shares of non-voting common stock underlying outstanding equity awards and warrants, were converted into shares of voting common stock. In connection with the IPO, upon the filing and effectiveness of the Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”), all outstanding shares of voting common stock and shares of voting common stock underlying outstanding equity awards were reclassified into an equivalent number of shares of common stock. In addition, the Restated Certificate authorized 2,030,000,000 shares of capital stock, consisting of 2,000,000,000 shares of common stock and 30,000,000 shares of preferred stock.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment Information

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer is the Company’s CODM. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has one operating and reportable segment. Geographic information is included in Note 3 — Revenue and Note 6 — Property and Equipment, Net. See further information in Note 17 — Segment Information.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods covered by the financial statements and accompanying notes. These judgments, estimates, and assumptions are used for, but not limited to, (i) revenue recognition, including revenue-related reserves, (ii) legal and other loss contingencies, and (iii) income taxes. The Company determines its estimates and judgments based on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates, and these differences may be material to the consolidated financial statements.

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

MAPLEBEAR INC. DBA INSTACART
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
Net foreign exchange transaction and remeasurement gains and losses were immaterial for the years ended December 31, 2022, 2023, and 2024.
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
Cash and Cash Equivalents
Cash includes demand deposits with banks or financial institutions as well as cash in transit from payment processors. Cash in transit from payment processors was $203 million and $108 million as of December 31, 2023 and 2024, respectively. The Company considers all highly-liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of investments in commercial paper, money market funds, and U.S. government and government agency debt securities.
Restricted Cash and Cash Equivalents
The Company has certificates of deposit that collateralize unconditional, irrevocable letters of credit. The letters of credit are held as security for several of the Company’s operating leases and for corporate insurance policies, certain of which are renegotiated on an annual basis. As of December 31, 2023 and 2024, these letters of credit vary in term and have expiration dates through October 2026. The Company has classified these certificates of deposit within restricted cash and cash equivalents, current or noncurrent, on the consolidated balance sheets based on the underlying maturity date of these letters of credit.
Beginning in November 2023, the Company was required to maintain funds in a depository account in favor of a payment card issuer. This requirement replaced the previous obligation, which began in October 2022, to hold funds in a custodial bank account. The withdrawal or general use of these funds is legally restricted. As of December 31, 2023 and 2024, the Company maintained $136 million in the custodial bank account and $151 million, in the depository account,

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. These amounts are included within restricted cash and cash equivalents, current, on the consolidated balance sheets.

Accounts Receivable and Allowance
The Company’s accounts receivable primarily consists of retailer and advertiser obligations due under normal trade terms and is reported net of allowance. The Company generally collects the gross transaction amount for each order and remits the purchase value of the related goods to the retailer at the retailers’ point-of-sale. In certain cases, the gross transaction amount is partially or completely collected by the retailer from the end user which the Company later recoups from the retailer. Such amounts are included within accounts receivable, net on the consolidated balance sheets and totaled $357 million and $471 million as of December 31, 2023 and 2024, respectively.

The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in this allowance are recorded within general and administrative expense in the consolidated statements of operations. The Company assesses collectability by reviewing accounts receivable on a collective basis when similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. Accounts receivable write-offs were immaterial during the year ended December 31, 2022 and were $23 million and $19 million during the years ended December 31, 2023 and 2024, respectively.

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
The following customers accounted for 10% or more of the Company’s revenue:

Year Ended December 31,
	2022	2023	2024

Customer A	12%	12%	12%
Customer B	16%	15%	16%
Customer C	12%	*	*
Customer D	13%	11%	*
___________
* Customer did not represent 10% or more of revenue.

No customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2023. The following customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2024.

As of December 31, 2024

Customer A	10%
Customer E	16%

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No impairment losses related to marketable securities have been recognized during the years ended December 31, 2022, 2023, or 2024. Any unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded to earnings through an allowance for credit losses. Unrealized losses on available-for-sale debt securities were immaterial as of December 31, 2023 and 2024 and no allowance for credit losses was recorded. For the purposes of computing realized and unrealized gains and losses, the cost of investments sold is based on the specific-identification method. Interest on marketable securities is included within interest income in the consolidated statements of operations.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
No impairment losses related to goodwill and intangible assets have been recognized during the years ended December 31, 2022, 2023, or 2024.
Impairment of Long-Lived Assets
The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset group (collectively “asset group”) may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset group’s carrying amount may not be recoverable. The Company measures the recoverability of the asset group by comparing the carrying amount of such asset groups to the future undiscounted cash flows it expects the asset group to generate. If the Company considers the asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset group exceeds its fair value. The Company reviews the impairment of its operating lease right-of-use assets consistent with the approach applied for other long-lived assets. No material impairment losses related to long-lived assets have been recognized during the years ended December 31, 2022, 2023, or 2024.
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
Legal Contingencies
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
The Company offers a technology platform that connects multiple parties to facilitate transactions. The Company’s revenue consists of transaction revenue and advertising and other revenue. The Company primarily identifies end users, retailers, and advertisers as the Company’s customers.

Transaction Revenue

The Company primarily generates its revenue from fees received from end users and amounts paid by retailers for its transaction service and is net of any coupons, incentives, and refunds, as well as payments to shoppers. The Company enters into Terms of Service and Services Agreements with its end users and retailers, respectively. These agreements provide a framework for transactions between the Company’s end users and shoppers for fulfillment services. The Company separately enters into agreements with shoppers for their use of the technology platform through which shoppers offer fulfillment services to end users.
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
In limited situations, through the third quarter of 2024, the Company utilized in-store shoppers to provide certain fulfillment activities for end users with the related costs of these employees recorded within cost of revenue in the consolidated statements of operations.
Taxes collected from end users on behalf of governmental authorities as part of the transaction are recorded on a net basis and excluded from revenue.
End Users
The Company generates revenue from end users through service and delivery fees in exchange for arranging fulfillment services using the Company’s technology platform. For each transaction, the Company processes the entire

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amount of the transaction (i.e., total purchase value of the goods, delivery fees, service fees, applicable sales taxes, and tips) received from the end user and recognizes revenue on a net basis after settling the purchase value of the goods to the retailer and the amounts owed to the shoppers for fulfillment services. Any tips received from the end user for the benefit of shoppers are passed through to the shoppers and are not reflected as revenue or expenses of the Company.
End users can also purchase monthly or annual Instacart+ memberships, which entitle the end user to unlimited $0 delivery fees on orders over a certain size, and other exclusive benefits. Membership fees are paid at commencement of the subscription term. Revenue from membership fees is recognized ratably over the monthly or annual subscription period.
Retailers
The Company generates revenue from retailers through service fees in exchange for connecting the retailer with end users using the Company’s technology platform. The services can be provided to retailers either through the Company’s mobile application or website or through dedicated websites created exclusively for the retailers. The Company recognizes revenue as either a per transaction fee, a percentage of the total purchase value from the sale of goods, the difference in price between amounts charged to end users for goods and the actual settlement price to the retailer for those goods, or a combination thereof. Payment for the Company’s services is generally due immediately to 45 days upon receipt of invoice.
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
Coupons, Refunds, and Incentives
Coupons, refunds, and incentives offered to end users, shoppers, and retailers arise due to the Company’s business practices. Coupons and incentives provided to end users and shoppers, respectively, are recorded as a reduction of revenue if the Company does not receive a distinct good or service or cannot reasonably estimate the fair value of the good or service received in exchange for the coupon or incentive. In certain cases, refunds are provided to retailers and end users primarily in the form of price concessions.
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
•Referral bonus coupons. These coupons are earned when an existing end user or shopper (“the referrer”) refers a new end user or shopper (“the referred”) to the Company, and the referred places their first transaction through the Company’s technology platform. These referrals are typically paid in the form of a credit given to both the referrer and the referred. The Company records a liability for unused referrer coupons and the corresponding expense as sales and marketing expense at the time the referral is earned by the referrer because the coupon represents either consideration payable to a customer or a shopper in exchange for a distinct good or service (i.e., the referral). Coupons granted to the referred are recorded as incurred as a reduction in the transaction price when the referred places their first transaction.
Refunds are accounted for as variable consideration and are recorded as a reduction of revenue. There is limited uncertainty in estimation given the short duration. In certain cases, end user fees received may be less than the amount of refunds, coupons, incentives, and shopper payments applicable to a particular transaction. This shortfall is recorded within revenue in the consolidated statements of operations.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising and Other Revenue
The Company generates revenue from the sale of advertising to companies that are interested in reaching end users. The advertising services include Sponsored Product ads, display ads, coupons, and a variety of other online advertising services. The Company’s performance obligation is to continually promote a brand over the duration of the contractual term, which is typically less than one year. The Company primarily recognizes revenue in the amount that it has the right to invoice as advertising services are rendered, which occurs upon delivery of clicks, upon delivery of impressions, over the contract term on a fixed fee basis, or upon redemptions of coupons. For advertising arrangements that involve third parties, the Company records advertising revenue on a gross or net basis based on whether it acts as a principal or agent in the transaction, which is assessed on a contract by contract basis. When the Company acts as the principal and controls the services provided to the brand partner, it records revenue on a gross basis, recognizing fees from the advertiser as revenue and related payments to the publisher as cost of revenue. When the Company acts as an agent and does not control the services, it records revenue on a net basis, representing only the net amount received from the brand partner after payments to the publisher. The Company records revenue on a gross or net basis based on whether it controls the services provided to the advertiser.
The Company also offers software subscription services to certain retailers that enhance the omnichannel shopping experience and generate an amount of other revenue from software subscriptions and other goods and services that are not material. Revenue for the software subscription services is primarily recognized ratably over the subscription period. Payment for the Company’s advertising and other services is generally due 30 to 90 days after receipt of invoice.

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
Operations and Support Expense
Operations and support expense primarily consists of compensation costs for employees who support operations, costs of end user and shopper support, costs to attract and onboard new shoppers, allocations of various overhead and occupancy costs, and depreciation and amortization expense.
Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Research and Development Expense
Research and development expense primarily consists of compensation costs for engineering employees, third-party consulting fees, allocations of various overhead and occupancy costs, and depreciation and amortization expense.
Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
Sales and Marketing Expense
Sales and marketing expense primarily consists of advertising expenses, such as paid marketing, compensation costs for sales and marketing employees, third-party consulting fees, allocations of various overhead and occupancy costs, depreciation expense, and amortization expense of customer relationship intangible assets. Advertising expenses primarily include marketing activities such as online advertising, which are expensed as incurred. The Company incurred advertising expenses of $426 million, $388 million, and $457 million for the years ended December 31, 2022, 2023, and 2024, respectively, which is included within sales and marketing expense in the consolidated statements of operations.

Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.

General and Administrative Expense
General and administrative expense primarily consists of compensation costs for administrative employees, including finance and accounting, human resources, policy, legal; third-party consulting fees; allocations of various overhead and occupancy costs; depreciation expense; amortization expense of patents and trademarks; and taxes.
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
The Company does not recognize short-term leases (original expected term of one year or less) on the consolidated balance sheets, and related lease payments are recognized as an expense over the lease term on a straight-line basis. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants. The Company did not have any finance leases for the years ended December 31, 2022, 2023, or 2024.

MAPLEBEAR INC. DBA INSTACART
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

Performance-Based Awards

The Company has granted RSUs and restricted stock that vest only upon satisfaction of both service-based and performance-based vesting conditions. The service-based vesting condition for the majority of RSUs and restricted stock is satisfied over a period of three to four years. The performance-based vesting condition was satisfied upon a qualifying liquidity event defined as the earlier of (i) a combination or disposition transaction provided that such transaction (or series of transactions) qualifies as a change of control, and (ii) the effective date of a registration statement of the Company for an IPO (“liquidity event-based vesting condition”). The liquidity event-based vesting condition was satisfied upon the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO. The Company has also granted RSUs with an additional performance-based vesting condition. The unvested restricted stock is subject to the Company’s right of repurchase. Refer to Note 11 — Stockholders’ Equity for further information.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records stock-based compensation expense for performance-based RSUs and restricted stock on an accelerated attribution method over the requisite service period, which is generally four years, and only if performance-based vesting conditions are considered probable to be satisfied.
Market-Based Awards
The Company has granted stock options and RSUs to certain executives to purchase shares of the Company’s voting common stock and non-voting common stock, as applicable, under its 2013 Equity Incentive Plan (the “2013 Plan”) and its 2018 Equity Incentive Plan (the “2018 Plan”), each of which vest only upon the satisfaction of market-based vesting conditions in addition to either service-based vesting conditions or both service-based and performance-based vesting conditions. The market-based vesting conditions are satisfied upon the Company’s achievement of specified future Company valuation amounts, as determined upon the volume-weighted average closing price of the Company’s common stock over a 30-day trading period, or certain stock price goals. The performance-based vesting condition was satisfied upon the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO.
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
Share Repurchase
Share repurchases may be made through a variety of methods, including open market purchases or privately negotiated transactions. Share repurchases are recorded on the trade date. When shares are retired, the value of repurchased shares is deducted from stockholders’ equity through common stock with the excess over par value recorded to accumulated deficit.

Income Taxes

The Company is subject to income taxes in the United States, Canada, Australia, and China. The Company records a provision for income taxes using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to enable investors to better understand an entity’s overall performance through enhanced disclosures about significant segment expenses. The guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and provide new segment disclosure requirements for entities with a single reportable segment. The Company adopted the provisions of ASU No. 2023-07 during the fourth quarter of December 31, 2024. Refer to Note 17 — Segment Information for further information.

Recent Accounting Pronouncements Not Yet Adopted
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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated information about certain income statement expense line items on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable, and the Company does not believe any of these accounting pronouncements have had, or will have, a material impact on its consolidated financial statements or disclosures.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Revenue
Disaggregation of Revenue
The following table summarizes the disaggregation of revenue according to type of revenue and is consistent with how the Company evaluates financial performance. The Company believes this depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Year Ended December 31,
	2022	2023	2024

Transaction	$1,811	$2,171	$2,420
Advertising and other	740	871	958
Total revenue	$2,551	$3,042	$3,378
Revenue by geographic areas based on bill-to location was as follows:

	Year Ended December 31,
	2022	2023	2024

United States	$2,470	$2,936	$3,247
International (1)	81	106	131
Total revenue	$2,551	$3,042	$3,378
___________
(1) No individual international country represented 10% or more of the Company’s total revenue for the years ended December 31, 2022, 2023, and 2024.
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue primarily consists of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2023 and 2024 is expected to be recognized within a year. During the years ended December 31, 2023 and 2024, the Company recognized $177 million and $195 million of revenue, respectively, from the deferred revenue balance as of December 31, 2022 and 2023.

There were no material contract assets as of December 31, 2023 or 2024.
Equity Agreements with Retailers
From time to time, the Company has entered into equity agreements with retailers for the purchase or grant of non-voting common stock warrants and non-voting common stock (collectively, the “Equity Agreements”). These Equity Agreements are generally executed at or near the time of execution of commercial agreements for the Company’s services. In accordance with ASC 606, the Company considers any excess of the fair value of the equity instruments issued over any cash payments received in exchange for the instrument to be consideration paid to the retailers and therefore, a reduction of revenue. In total, the Company recognized reductions to revenue of $3 million during the year ended December 31, 2022. There were no reductions to revenue during the years ended December 31, 2023 and 2024. Immediately prior to the completion of the IPO, shares of non-voting common stock underlying the Equity Agreements, including shares subject to related warrant agreements, were converted into shares of voting common stock which were subsequently reclassified into an equivalent number of shares of common stock.
November 2017 Retailer Warrants
In November 2017, the Company entered into a commercial agreement with a retailer, and in connection with the

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On August 22, 2023, the Company entered into an amendment to provide for the net exercise of the warrants solely in connection with an IPO whereby any shares issued upon exercise would equal the difference in value between the fair value of the shares and the exercise price of the warrants on the exercise date. No reductions to revenue were recorded as there was no change to the fair value of the warrant as a result of the modification. In September 2023, the retailer net exercised warrants to purchase 7,431,530 shares of non-voting common stock in connection with the IPO, which resulted in the net issuance of 2,843,784 shares of non-voting common stock, which were subsequently reclassified into an equivalent number of shares of common stock. During the year ended December 31, 2023, 1,857,880 shares expired related to the third milestone. As of December 31, 2024, no warrants were outstanding.

4.	Fair Value Measurements
The following tables summarize assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$1,002	$—	$—	$1,002
U.S. government and government agency debt securities	—	229	—	229
Total cash equivalents	1,002	229	—	1,231
Short-term marketable securities
U.S. government and government agency debt securities	—	47	—	47
Corporate debt securities	—	2	—	2
Total short-term marketable securities	—	49	—	49
Total	$1,002	$278	$—	$1,280

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$849	$—	$—	$849
U.S. government and government agency debt securities	—	35	—	35
Total cash equivalents	849	35	—	884
Short-term marketable securities
U.S. government and government agency debt securities	—	91	—	91
Total short-term marketable securities	—	91	—	91
Total	$849	$126	$—	$975

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s investments in U.S. government and government agency debt securities and corporate debt securities are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly, such as prices obtained from an independent pricing service which may use quoted prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Series A redeemable convertible preferred stock that was issued during the year ended December 31, 2023 represents a non-recurring Level 3 financial measurement at issuance. Refer to Note 10 — Redeemable Convertible Preferred Stock for further information.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the years ended December 31, 2023 or 2024.

5.	Investments

The following tables summarize the amortized cost, gross unrealized gains and losses, and aggregate fair value of the Company’s investments in debt securities classified as available-for-sale:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in millions)
Cash equivalents
Money market funds	$1,002	$—	$—	$1,002
U.S. government and government agency debt securities	229	—	—	229
Total cash equivalents	1,231	—	—	1,231
Short-term marketable securities
U.S. government and government agency debt securities	47	—	—	47
Corporate debt securities	2	—	—	2
Total short-term marketable securities	49	—	—	49
Total	$1,280	$—	$—	$1,280

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in millions)
Cash equivalents
Money market funds	$849	$—	$—	$849
U.S. government and government agency debt securities	35	—	—	35
Total cash equivalents	884	—	—	884
Short-term marketable securities
U.S. government and government agency debt securities	91	—	—	91
Total short-term marketable securities	91	—	—	91
Total	$975	$—	$—	$975
For the purposes of computing realized gains and losses, the cost of investments sold is based on the specific-identification method. The unrealized losses on the Company’s available-for-sale debt securities as of December 31, 2023 and 2024 were immaterial.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,
	2023		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$1,280	$1,280	$975	$975
Total	$1,280	$1,280	$975	$975

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,
		2023	2024

	(in years)	(in millions)
Computer equipment	3	$17	$18
Furniture and fixtures	5	11	8
Leasehold improvements	2-8	22	22
Capitalized internal-use software	2-5	135	226
Total property and equipment		185	274
Less: accumulated depreciation and amortization		(50)	(74)
Total property and equipment, net		$135	$200

Depreciation expense related to the Company’s property and equipment was $9 million, $11 million, and $8 million for the years ended December 31, 2022, 2023, and 2024, respectively. Amortization expense related to the Company’s internal-use software, which is primarily recorded within cost of revenue in the consolidated statements of operations, was $4 million, $5 million, and $22 million for the years ended December 31, 2022, 2023, and 2024, respectively.

The Company capitalized $8 million, $110 million, and $91 million of internal-use software costs, inclusive of an immaterial amount, $56 million, and $35 million of stock-based compensation expense during the years ended December 31, 2022, 2023, and 2024, respectively.
Geographic Information

The following table summarizes the Company’s long-lived assets, consisting of property and equipment and operating lease right-of-use assets, net of accumulated depreciation and amortization, by geographic area:

	As of December 31,
	2023	2024

	(in millions)
United States	$144	$194
Canada	22	26
Other	—	1
Total long-lived assets, net	$166	$221

Long-lived assets attributed to the United States, Canada, and other international geographies are based on the country in which the asset is located.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2024 were immaterial.

Intangible Assets, Net

Intangible assets, net, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(43)	$48	3.3
Customer relationships	27	(13)	14	2.3
Patents	13	(4)	9	5.5
Other	8	(2)	6	5.9
Total intangible assets, net	$139	$(62)	$77

	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(59)	$32	2.6
Customer relationships	27	(19)	8	1.5
Patents	14	(6)	8	4.6
Other	8	(4)	4	6.0
Total intangible assets, net	$140	$(88)	$52

Amortization expense totaled $21 million, $27 million, and $26 million for the years ended December 31, 2022, 2023, and 2024, respectively.

As of December 31, 2024, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
2025	22
2026	17
2027	7
2028	4
2029	1
Thereafter	1
Total	$52

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,
	2023	2024

	(in millions)
Accrued legal and regulatory matters	$59	$57
Accrued shopper and merchant liability (1)	113	110
Accrued advertising	58	77
Accrued compensation and benefits	38	32
Accrued professional, legal, and contractor services	47	46
Sales and indirect tax liabilities	35	36
Insurance reserves	32	49
Advances from payment card issuer	—	10
Other	69	88
Total	$451	$505
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

9.	Commitments and Contingencies
Leases
The Company’s leases primarily include corporate offices and warehouse space. The lease terms of operating leases vary from one year to eleven years, with expirations through January 2029. The Company has leases that include one or more options to extend the lease term for up to five years as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Most of these options to extend or terminate the lease do not create a significant economic incentive to extend the lease term and hence are not recognized as part of the Company’s operating lease liabilities and operating lease right-of-use assets. The Company did not modify, enter into, or acquire any material leasing arrangements during the years ended December 31, 2023 or 2024.

The components of lease costs were as follows:

	Year Ended December 31,
	2022	2023	2024

	(in millions)
Operating lease costs	$14	$16	$13
Short-term lease costs	—	1	—
Variable lease costs	1	2	4
Total lease costs	$15	$19	$17

The weighted-average lease term and discount rate were as follows:

	Year Ended December 31,
	2022	2023	2024
Weighted-average remaining lease term (in years)	3.6	2.8	1.9
Weighted-average discount rate	3.83%	4.19%	4.16%

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, the future maturities of lease liabilities were as follows:

Amount
Year ending December 31,	(in millions)
2025	$14
2026	12
2027	1
2028	—
2029	—
Thereafter	—
Total undiscounted lease payments	27
Less: imputed interest	(1)
Present value of operating lease liabilities	26
Less: operating lease liabilities, current	(13)
Operating lease liabilities, noncurrent	$13

Sales and Indirect Taxes

The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The Company believes it properly accrues and pays taxes according to its understanding of the tax requirements in each taxing jurisdiction; however it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology platform. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion of an audit examination with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $32 million and $16 million as of December 31, 2023 and 2024, respectively, and was included within other long-term liabilities on the consolidated balance sheets. The Company recognized a reserve release, net of audit payments, of $1 million, $35 million, and $14 million related to these reserves for the years ended December 31, 2022, 2023, and 2024, respectively. The decrease in reserves during the year ended December 31, 2023 is primarily due to a reserve release of $18 million related to the resolution of a sales and use tax examination with the State of New York. These amounts were recorded within general and administrative expense in the consolidated statements of operations.
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company is also involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions, in Alaska, Florida, New Jersey, New York, and Pennsylvania. The Company believes that it complies with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, the Company disputes that it is obligated to provide such additional benefits under state law and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain, such that any reasonably possible loss or range of loss cannot be estimated. However, the results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on the Company’s business, financial conditions, results of operations, and cash flows. In March 2023, the Company entered into a settlement agreement with the California Employment Development Department to resolve disputes concerning alleged unemployment insurance contributions for $32 million. In April 2023, the settlement became effective after the approval by the California Attorney General and an Administrative Law Judge of the California Unemployment Insurance Appeal Board. This amount was previously accrued for and subsequently paid during the year ended December 31, 2023.

The Company is also currently involved in several putative class and collective actions, thousands of alleged individual claims, including those brought or threatened to be brought in arbitration or compelled to arbitrate pursuant to its independent contractor agreements, and matters brought, in whole or in part, as representative actions under California’s Private Attorney General Act, Labor Code Section 2698, et seq., alleging that the Company misclassified shoppers as independent contractors and related claims. None of the putative class or collective actions have progressed to or resulted in class certification. Those involving misclassification have either been compelled to individual arbitration or have motions to compel individual arbitration which have been granted and are now pending appeal.

Securities Litigation

On January 25, 2024, a purported stockholder filed suit against the Company and certain of the Company’s current and former officers and directors in the Northern District of California, on behalf of a putative class of purchasers of the Company’s common stock in its IPO or between September 19, 2023 and October 1, 2023. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with the Company’s IPO, and seeks damages and attorneys’ fees, among other things. An amended complaint also added the underwriters of the Company’s IPO as defendants. On October 29, 2024, the Company filed a motion to dismiss the amended complaint, which is pending the Court’s decision. At this time, the Company is unable to estimate any range of reasonably possible losses.

Other Litigation Matters

In addition to the matters described above, the Company and its subsidiaries are also routinely subject to actual or threatened legal actions relating to alleged violations of contract, regulatory, environmental, health and safety, employment, intellectual property, data protection and privacy, consumer protection, unfair competition, tax, and other

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
laws and securities and stockholder claims. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and could result in fines, penalties, compensatory damages, or non-monetary relief. The Company does not believe that these matters will have a material adverse effect upon its operations, cash flows, or financial condition.

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the consolidated statements of operations. During periods where the settled amount is less than the loss reserved or if the Company estimates that an outstanding claim is less than that previously recorded, the Company will recognize a reserve release related to the claims within general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2022 and 2024, the Company recognized a loss related to these claims of $44 million and $7 million, respectively. During the year ended December 31, 2023, the Company recognized a reserve release related to these claims of $5 million. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable preferred stock to its redemption value over the period from issuance through redemption date. The accretion was $2 million and $9 million during the years ended December 31, 2023 and 2024, respectively.

Voting

The Series A redeemable convertible preferred stock confers no voting rights on the holder, except as required by applicable law and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions of the Series A redeemable convertible preferred stock, including the authorization or issuance of equity securities that would rank senior to or pari passu with the Series A redeemable convertible preferred stock (other than, in certain cases, new shares of Series A redeemable convertible preferred stock or new series of preferred stock with substantially similar terms as the Series A redeemable convertible preferred stock) and the declaration or payment of cash dividends on shares other than the Series A redeemable convertible preferred stock in excess of a 5.0% annual dividend yield.

No dividends were declared or paid during years ended December 31, 2023 or 2024.

11.	Stockholders’ Equity
Stock Repurchase Program

In November 2023, the Company’s board of directors authorized a $500 million share repurchase program, which was subsequently increased to $1 billion in February 2024. During the year ended December 31, 2024, the Company repurchased and immediately retired a total of 32,804,891 shares of its common stock for an aggregate amount, including broker commissions, fees, and excise taxes, of $965 million, which completed the repurchases under this share repurchase program originally authorized in November 2023. The amount of shares repurchased under this program during the year ended December 31, 2024 included 14,395,994 shares repurchased in privately negotiated transactions with three stockholders in February 2024 for an aggregate amount of $390 million.

In June 2024, the Company’s board of directors authorized a new $500 million share repurchase program, which was subsequently increased to $750 million in November 2024. During the year ended December 31, 2024, the Company repurchased and immediately retired a total of 13,206,713 shares of its common stock, for an aggregate amount, including broker commissions, fees, and excise taxes, of $442 million under this new share repurchase program. The amount of shares repurchased under this new repurchase program during the year ended December 31, 2024 included 3,700,000 shares repurchased in August 2024 in a privately negotiated transaction with one stockholder, a related party, for $117 million. As of December 31, 2024, the Company had $312 million remaining available to repurchase shares pursuant to this new repurchase program.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax recognized as part of the cost basis of shares acquired during the years ended December 31, 2023 and 2024 was zero and $5 million, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,
	2023	2024

	(in thousands)
Series A redeemable convertible preferred stock	5,833	5,833
Restricted stock units	33,459	21,229
Stock options outstanding	19,553	7,497
Remaining shares available for future issuance	39,523	49,827
Shares available for issuance under the 2023 Employee Stock Purchase Plan	7,000	9,790
Total	105,368	94,176

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to the rights of the holders of redeemable convertible preferred stock and approval from the holders of the Series A redeemable convertible preferred stock, as applicable. No dividends were declared or paid during the years ended December 31, 2023 or 2024.
Equity Incentive Plans
The Company has three equity incentive plans, the 2013 Equity Incentive Plan (the “2013 Plan), the 2018 Equity Incentive Plan (the “2018 Plan”), and the 2023 Equity Incentive Plan (the “2023 Plan”). Following the Company’s IPO in September 2023, the Company has only issued awards under the 2023 Plan, and no additional awards will be granted under the 2013 and 2018 Plans. The 2023 Plan provides for grants of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to the Company’s employees of any parent or subsidiary, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), awards, performance awards, and other forms of awards to the Company’s employees, directors, and consultants, including employees and consultants of the Company’s affiliates.
The number of shares of common stock reserved for issuance under the Company’s 2023 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 through January 1, 2033, in an amount equal to (1) 5% of the total number of shares of common stock outstanding on December 31 of the year before the date of each automatic increase or (2) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Pursuant to the automatic increase feature of the 2023 Plan, an additional 13,952,323 shares were reserved for issuance under the 2023 Plan effective January 1, 2024.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following table summarizes the activity related to the Company’s equity incentive plans:

	Shares Available for Future Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in years)	(in millions)
As of January 1, 2024	39,523	19,553	$8.60	3.36	$302
Additional shares reserved	13,952	—
Options exercised	—	(11,986)	$6.67
Options cancelled and forfeited	70	(70)	$44.94
Shares withheld related to net share settlement	3,510	—
Restricted stock units granted	(13,899)	—
Restricted stock units forfeited	6,614	—
Restricted stock forfeited	57	—
As of December 31, 2024	49,827	7,497	$11.35	3.21	$228
Options vested and exercisable as of December 31, 2024		7,497	$11.35	3.21	$228
The total intrinsic value of the stock options exercised during the years ended December 31, 2022, 2023, and 2024 was $8 million, $252 million, and $301 million, respectively. The total fair value of stock options vested was $17 million, $6 million, and $3 million for the years ended December 31, 2022, 2023, and 2024, respectively.
Restricted Stock
The following table summarizes the activity related to the Company’s restricted stock for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2024	326	$82.83
Vested	(191)	$88.55
Forfeited	(61)	$119.55
Unvested and outstanding as of December 31, 2024	74	$38.37

The weighted-average grant-date fair value of restricted stock granted was $38.37 for the year ended December 31, 2022. The total fair value of restricted stock vested for the years ended December 31, 2022, 2023, and 2024 was $11 million, $54 million, and $17 million, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSUs
The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2024	29,119	$49.45
Granted (1)	13,899	$37.15
Vested	(15,175)	$49.05
Vested and not settled	(65)	$110.57
Forfeited	(6,614)	$47.49
Unvested and outstanding as of December 31, 2024	21,164	$42.02
___________
(1) Includes 586,920 of RSUs with certain service-based and gross transaction value (“GTV”) performance conditions granted during the year ended December 31, 2024, which represents 100% achievement.
In May 2022, the chief executive officer elected to voluntarily forfeit 1,661,538 RSUs, 50% of which would have been eligible to vest two years following the signing of a qualifying change in control (“CIC”) agreement. The remaining 50% of the award would have been eligible to vest upon the executive’s continued employment through the closing of a CIC relating to the qualifying CIC agreement. As the Company did not enter into a CIC transaction agreement during the first year of the executive’s employment, the RSUs were cancelled. No payment or other consideration was provided to the executive for the cancelled RSUs. Given the RSUs were subject to performance-based vesting conditions that were not deemed probable, no stock-based compensation expense was recognized as a result of the cancellation.

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

During the year ended December 31, 2023, the Company modified the terms of an aggregate of 702,066 RSUs granted to certain executives related to the acceleration of the service-based vesting conditions upon involuntary termination of employment in conjunction with a change in control event. The modification did not result in any incremental stock-based compensation expense given the fair value of the modified awards immediately after the modification was lower than the grant-date fair value of the original awards.

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

In November 2024, the Company modified the terms of an RSU award representing the right to be issued up to 1,200,000 shares of the Company’s common stock that was previously granted to the Company’s chief executive officer, of which, 300,000 shares under the RSU award vested in connection with the Company’s initial public offering in September 2023. The modification changed the existing market capitalization goals to corresponding stock price goals ranging from

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$43.32 per share to $86.64 per share. Achievement of the stock price goals is measured using the volume-weighted average closing price (“VWAP”) of the Company’s common stock over the 30-trading day period preceding the applicable measurement date. The modification resulted in the remeasurement of these awards as of the modification date and the incremental stock-based compensation expense was immaterial.

Following the modification of the RSU award, and based on the VWAP as of November 12, 2024, the stock price goal of $43.32 was met, resulting in the vesting of an additional 180,000 shares of the Company’s common stock under the RSU award.

The weighted-average grant-date fair value of RSUs granted was $46.08 and $32.80 per share for the years ended December 31, 2022 and 2023, respectively. The total fair value of RSUs vested for the years ended December 31, 2022, 2023, and 2024 was $5 million, $1,880 million, and $752 million, respectively.

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

As of December 31, 2024, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors, or its compensation committee under its delegation, as the administrator of the ESPP. Pursuant to the automatic increase feature of the ESPP, an additional 2,790,465 shares were reserved for issuance under the ESPP effective January 1, 2024.

Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations related to stock options, restricted stock, and RSUs, as applicable:

	Year Ended December 31,
	2022	2023	2024

Cost of revenue	$—	$18	$8
Operations and support	—	90	13
Research and development	18	1,800	144
Sales and marketing	4	316	62
General and administrative	11	532	73
Total stock-based compensation expense (1)(2)	$33	$2,756	$300
___________
(1) Stock-based compensation expense during the year ended December 31, 2023 included $2,581 million, net of $39 million capitalized related to the development of internal-use software, associated with vested RSUs and certain shares of vested restricted stock as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO.
(2) Stock-based compensation expense during the year ended December 31, 2024 includes a benefit of $4 million, $79 million, $8 million, and $4 million for operations and support, research and development, sales and marketing, and general and administrative, respectively, related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures during the three months ended March 31, 2024 and for terminated employees in connection with the restructuring plan. Refer to Note 16 — Restructuring for further information.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, there was $461 million of unrecognized stock-based compensation expense related to unvested awards, which is expected to be recognized over a weighted-average period of 1.44 years.
The amount of stock-based compensation expense capitalized related to the development of internal-use software was immaterial, $56 million, and $35 million during the years ended December 31, 2022, 2023, and 2024, respectively.
The income tax benefit recognized in the consolidated statements of operations related to stock-based awards was $5 million, $520 million, and $42 million for the years ended December 31, 2022, 2023, and 2024, respectively.

12.	Income Taxes
The components of income (loss) before provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
	2022	2023	2024

	(in millions)
United States	$71	$(2,073)	$537
Foreign	—	12	15
Income (loss) before provision for (benefit from) income taxes	$71	$(2,061)	$552

The components of the provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
	2022	2023	2024

	(in millions)
Current:
Federal	$4	$6	$18
State	11	11	12
Foreign	1	3	6
Total current tax (benefit) expense	16	20	36
Deferred:
Federal	(287)	(343)	58
State	(86)	(116)	1
Foreign	—	—	—
Total deferred tax (benefit) expense	(373)	(459)	59
Total provision for (benefit from) income taxes	$(357)	$(439)	$95

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the Company’s effective tax rate to the U.S. statutory rate was as follows:

	Year Ended December 31,
	2022	2023	2024
U.S. federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	8.3	4.3	0.6
Foreign taxes	(0.6)	—	0.1
Penalties	0.1	—	(0.1)
Lobbying expenses	3.6	—	0.2
Stock-based compensation	1.3	(7.9)	4.3
Equity agreements with retailers	0.8	0.7	—
Transaction costs	2.6	—	—
Change in valuation allowance	(507.2)	—	—
Research and development credits	(47.6)	4.8	(12.3)
Uncertain tax positions	12.4	(1.2)	3.3
Other	1.5	(0.4)	0.1
Effective tax rate	(503.8)%	21.3%	17.2%

For the year ended December 31, 2022, the Company’s effective tax rate varied from the U.S. federal statutory income tax rate primarily due to the Company maintaining a U.S. valuation allowance on the Company’s deferred tax assets. The valuation allowance was released during the fourth quarter of 2022. For the year ended December 31, 2023, the difference in the effective tax rate is primarily driven by the tax effects of stock-based compensation, including certain restructurings, recognized in connection with the Company’s IPO, as well as the generation of research and development tax credits. For the year ended December 31, 2024, the difference in the effective tax rate is primarily attributable to the generation of research and development tax credits, partially offset by uncertain tax positions, the tax effects of stock-based compensation, as well as state income taxes, net of federal benefit.

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets were as follows:

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2023	2024

Deferred tax assets	(in millions)
Net operating loss and tax credit carryforwards	$187	$190
Capitalized research and development	377	446
Legal reserve	15	15
Other accruals and reserves	12	15
Stock-based compensation	257	111
Operating lease liabilities	11	7
Other	—	4
Total gross deferred tax assets	859	788
Less: valuation allowance	(3)	(3)
Total deferred tax assets, net of valuation allowance	856	785
Deferred tax liabilities
Property and equipment and intangible assets	(17)	(8)
Operating lease right-of-use assets	(9)	(6)
Total deferred tax liabilities	(26)	(14)
Net deferred tax assets	$830	$771

The Company regularly assesses the ability to realize deferred tax assets based on the weight of all available evidence, including such factors as the history of recent earnings and expected future taxable income on a jurisdiction-by-jurisdiction basis. Judgment is required in determining whether a valuation allowance should be recorded against deferred tax assets. During the years ended December 31, 2023 and 2024, after considering these factors, the Company determined that the positive evidence overcame any negative evidence and concluded that it was more likely than not that the U.S. federal and state deferred tax assets were realizable. The Company continues to maintain a partial valuation allowance against its net deferred tax assets in Australia and in Canada. During the year ended December 31, 2024, the change in valuation allowance was immaterial.

As of December 31, 2023 and 2024, the Company had federal net operating loss carryforwards of $40 million and $19 million, respectively. The Company generated $5 million of net operating loss carryforwards prior to 2018, which will begin to expire starting in 2038. The remaining $14 million will carryforward indefinitely. In addition, the Company had state net operating loss carryforwards of $535 million and $536 million as of December 31, 2023 and 2024, respectively, which will begin to expire in 2025. The Company had foreign net operating and capital loss carryforwards of $12 million and $9 million as of December 31, 2023 and 2024, respectively, which will begin to expire in 2039.

As of December 31, 2023 and 2024, the Company had federal research and development tax credit carryforwards of $132 million and $143 million, respectively, and state research and development tax credit carryforwards of $79 million and $87 million, respectively. The federal research and development tax credits will begin to expire in 2044 if not utilized. The state research and development tax credits have no expiration date.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the Company’s ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits (under IRC Section 383), in any taxable year may be limited if it experiences an ownership change. The Company has assessed whether it had an ownership change, as defined by Section 382 of the Code from its formation. Based upon this assessment, no reductions were made to the Company’s net operating losses and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the Company’s net operating losses and tax credit carryforwards.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are required to be capitalized and amortized for U.S. tax purposes, effective January 1, 2022.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31,
	2022	2023	2024

	(in millions)
Unrecognized tax benefits at beginning of period	$18	$30	$63
Gross increases – current period tax positions	10	32	25
Gross increases – prior period tax positions	2	1	2
Gross decreases – current period tax positions	—	—	—
Gross decreases – prior period tax positions	—	—	—
Unrecognized tax benefits at end of period	$30	$63	$90

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties within the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has recognized immaterial interest and penalties in the consolidated statements of operations and has not made payments for interest and penalties. As of December 31, 2024, $90 million of unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2023 and 2024 because it intends to permanently reinvest such earnings outside of the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place under the 2017 Tax Cuts and Jobs Act. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The Company files income tax returns primarily in the U.S. federal and state jurisdictions and in Canada, China, and Australia. The Company is subject to examination in U.S. federal, various state and local jurisdictions, for all prior years. The examination period for foreign jurisdictions remain open from 2018 onward. The Company is currently under examination in Canada and state jurisdictions.

13.	Net Income (loss) per Share Attributable to Common Stockholders
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

Immediately prior to the completion of the IPO, all outstanding shares of the Company’s non-voting common stock were converted into shares of voting common stock, all of which were subsequently reclassified into common stock. The shares issued in the IPO and the shares of common stock issued upon conversion of the then-outstanding shares of redeemable convertible preferred stock in connection with the IPO, as well as vested RSUs, are included in the table below weighted for the period outstanding during the years ended December 31, 2023 and 2024.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The computation of basic and diluted net income (loss) per share attributable to common stockholders was as follows:

	Year Ended December 31,
	2022	2023	2024

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income (loss)	$428	$(1,622)	$457
Less: Undistributed earnings attributable to preferred stockholders	(351)	—	—
Less: Accretion related to Series A redeemable convertible preferred stock	—	(2)	(9)
Net income (loss) attributable to common stockholders, basic	$77	$(1,624)	$448
Add: Undistributed earnings reallocated to common stockholders	20	—	—
Add: Accretion related to Series A redeemable convertible preferred stock	—	—	9
Net income (loss) attributable to common stockholders, diluted	$97	$(1,624)	$457

Denominator:
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	71,853	130,616	264,640
Weighted-average effect of dilutive securities:
Series A redeemable convertible preferred stock	—	—	5,833
Stock options	25,087	—	7,480
Restricted stock units	11	—	11,200
Non-voting common stock warrants	4,527	—	—
Unvested restricted non-voting common stock	2	—	5
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	101,480	130,616	289,158

Net income (loss) per share attributable to common stockholders:
Basic	$1.08	$(12.43)	$1.69
Diluted	$0.96	$(12.43)	$1.58

The following potentially dilutive outstanding securities were excluded from the computation of diluted income (loss) per share attributable to common stockholders because their effect was not dilutive:

	As of December 31,
	2022	2023	2024

	(in thousands)
Redeemable convertible preferred stock	167,692	—	—
Series A redeemable convertible preferred stock (1)	—	6,925	—
Stock options	—	19,553	417
Restricted stock units	—	27,229	1,853
Unvested restricted non-voting common stock	154	326	144
Total	167,846	54,033	2,414
___________
(1) Series A redeemable convertible preferred stock included in the table above considers the Conversion Shortfall, as applicable, as further described in Note 10 — Redeemable Convertible Preferred Stock.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	As of December 31,
	2022	2023	2024

	(in thousands)
Restricted stock units	56,969	1,890	1,139
Unvested restricted non-voting common stock	450	—	—
Total	57,419	1,890	1,139

14.	Related Party Transactions
The Company is party to agreements with a software vendor, whose former executive officer is a member of the Company’s board of directors, whereby the Company primarily pays the vendor usage-based subscription fees for the use of the software. Subsequent to the executive officer’s resignation on February 27, 2024, the software vendor is no longer a related party. During the years ended December 31, 2022 and 2023, $51 million and $15 million, respectively, were paid in connection with this software subscription. No amounts were paid in connection with this software subscription during the three months ended March 31, 2024. During the years ended December 31, 2022 and 2023, $28 million and $25 million, respectively, were included within operating expenses in the consolidated statements of operations. During the three months ended March 31, 2024, $8 million was included within operating expenses in the condensed consolidated statements of operations. As of December 31, 2023, $13 million was included within prepaid expenses and other current assets on the consolidated balance sheets and no amounts were due to this vendor.

In August 2024, the Company entered into a privately negotiated transaction to repurchase 3.7 million shares for $117 million from a stockholder that, together with its affiliated entities, is a holder of greater than 10% of the Company’s common stock and is affiliated with an entity indirectly controlled by a member of the Company’s board of directors. Refer to Note 11 — Stockholders’ Equity for further information.

15.	Employee Benefit Plan
The Company has a 401(k) plan under which U.S. employees may make voluntary pre-tax and post-tax contributions at their discretion, up to maximum annual contribution limits established by the U.S. Department of Treasury. The Company matched a portion of employee contributions totaling $18 million, $17 million, and $17 million for the years ended December 31, 2022, 2023, and 2024, respectively. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.

16.	Restructuring
On February 9, 2024, the Company initiated restructuring actions with respect to its workforce intended to improve operational efficiencies and better align the Company’s organizational structure with current business needs, top strategic priorities, and key growth initiatives. The plan included the reduction of approximately 250 employees, or 7% of the Company’s employees.
During the year ended December 31, 2024, the Company recognized $18 million in restructuring charges related to cash expenditures for severance payments and other termination benefits. The Company also recognized an immaterial amount of stock-based compensation expense related to the accelerated vesting of equity awards, which was offset by a $46 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring.

The following table summarizes the restructuring costs recognized by line item within the consolidated statements of operations for the year ended December 31, 2024:

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2024

(in millions)
Operations and support	$2
Research and development	9
Sales and marketing	3
General and administrative	4
Total	$18

As of December 31, 2024, the liabilities relating to the remaining restructuring charges were immaterial and are included within accrued and other current liabilities on the consolidated balance sheets.

17.	Segment Information
The Company has one operating and reportable segment. A description of how the Company derives revenues is included in Note 2 — Significant Accounting Policies. The Company’s chief executive officer is the Company’s CODM, who reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net income as the sole measure of segment profit or loss to make key operating decisions such as the allocation of the budget and monitoring budget versus actual results. The CODM does not evaluate operating segments using asset information.
Significant expenses within net income include cost of revenue, operations and support, research and development, sales and marketing, general and administrative, which are each separately presented on the Company’s consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income. Refer to Note 11 — Stockholders’ Equity for additional information about the Company’s share-based compensation expense. Other segment items include interest income, other expense, net, and provision for (benefit from) income taxes on the consolidated statements of operations.

Geographic information is included in Note 3 — Revenue and Note 6 — Property and Equipment, Net.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in “Internal Control - Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
During the quarter ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) described below:

On November 15, 2024, Morgan Fong, our General Counsel, terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) initially adopted on November 21, 2023 that provided for the sale of up to (a) 483,688 shares of our common stock and (b) a number of shares of our common stock to satisfy tax withholding obligations arising from the exercise of up to 40,000 stock options. Subsequently on November 26, 2024, Mr. Fong adopted a new trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Fong’s trading arrangement provides for the sale through December 22, 2025 of (i) up to 18,998 shares of our common stock and (ii) up to 76,765 shares of our common stock subject to restricted stock units previously awarded to Mr. Fong that may vest and be released to him on or prior to December 22, 2025. The actual number of shares of our common stock that will be released to Mr. Fong upon the vesting of restricted stock units will be reduced by the number of shares withheld by us to satisfy tax withholding obligations arising from the vesting of such restricted stock units and is not yet determinable.

On November 20, 2024, Fidji Simo, our Chief Executive Officer, President, and Chair of our board of directors, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Simo’s trading arrangement provides for the sale through March 2, 2026 of up to 244,000 shares of our common stock.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Maplebear Inc.	8-K	001-41805	3.1	9/22/2023
3.2	Certificate of Designation of Series A Convertible Preferred Stock.	8-K	001-41805	3.2	9/22/2023
3.3	Amended and Restated Bylaws of Maplebear Inc.	S-1/A	333-274213	3.4	9/11/2023
4.1	Ninth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated February 26, 2021.	S-1	333-274213	4.2	8/25/2023
4.2	Description of Securities.	10-K	001-41805	4.2	3/5/2024
4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-274213	4.1	8/25/2023
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-274213	10.1	8/25/2023
10.2+	Maplebear Inc. 2013 Equity Incentive Plan and related form agreements.	S-1/A	333-274213	10.2	9/11/2023
10.3+	Maplebear Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-274213	10.3	9/11/2023
10.4+	Maplebear Inc. 2023 Equity Incentive Plan and related form agreements.	S-1/A	333-274213	10.4	9/15/2023
10.5+	Maplebear Inc. 2023 Employee Stock Purchase Plan.	S-1/A	333-274213	10.5	9/15/2023
10.6+	Maplebear Inc. Non-Employee Director Compensation Policy.					X
10.7+	Maplebear Inc. Severance and Change in Control Plan and related participation agreement.	S-1	333-274213	10.7	8/25/2023
10.8+	Maplebear Inc. Executive Performance Bonus Plan.	S-1	333-274213	10.8	8/25/2023
10.9+	Form of Confirmatory Offer Letter Agreement entered into between the Registrant and certain of its executive officers.	S-1	333-274213	10.9	8/25/2023
10.10+	Amended and Restated Offer Letter Agreement between the Registrant and Fidji Simo, dated December 7, 2022.	S-1	333-274213	10.10	8/25/2023

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11	Office Lease Agreement between the Registrant and 50 Beale Street LLC, dated May 12, 2015, as amended through May 15, 2019.	S-1	333-274213	10.12	8/25/2023
19.1	Maplebear Inc. Insider Trading Policy.					X
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature pages).					X
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
X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy.	10-K	001-41805	97.1	3/5/2024
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
___________
+ Indicates management contract or compensatory plan.
* The certifications furnished herewith accompany this Annual Report on Form 10-K and are not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of the Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on February 28, 2025.

MAPLEBEAR INC.

Date:	February 28, 2025	By:	/s/ Fidji Simo
Fidji Simo
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fidji Simo, Emily Reuter, and Morgan Fong, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fidji Simo	Chief Executive Officer and Director	February 28, 2025
Fidji Simo	(Principal Executive Officer)

/s/ Emily Reuter	Chief Financial Officer	February 28, 2025
Emily Reuter	(Principal Financial Officer)

/s/ Alan Ramsay	Chief Accounting Officer	February 28, 2025
Alan Ramsay	(Principal Accounting Officer)

/s/ Victoria Dolan	Director	February 28, 2025
Victoria Dolan

/s/ Ravi Gupta	Director	February 28, 2025
Ravi Gupta

/s/ Mary Beth Laughton	Director	February 28, 2025
Mary Beth Laughton

Signature	Title	Date

/s/ Meredith Kopit Levien	Director	February 28, 2025
Meredith Kopit Levien

/s/ Michael Moritz	Director	February 28, 2025
Michael Moritz

/s/ Lily Sarafan	Director	February 28, 2025
Lily Sarafan

/s/ Frank Slootman	Director	February 28, 2025
Frank Slootman

/s/ Daniel Sundheim	Director	February 28, 2025
Daniel Sundheim