Form 10-Q
period 2025-03-31
Maplebear Inc.
filed 2025-05-08
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 260,734,689 shares of common stock, par value $0.0001 per share, as of April 30, 2025.

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
•our ability to adapt to or utilize artificial intelligence and machine learning solutions as well the use of such solutions by our competitors;
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
•macroeconomic and industry trends, including the impact on our business of tariffs or other trade restrictions, inflation, elevated interest rates, the effects of supply chain challenges, the cessation of or changes to government aid programs, heightened recession risk, and geopolitical conflicts;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	As of December 31,	As of March 31,
	2024	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,278	$1,558
Short-term marketable securities	91	72
Accounts receivable, net of allowance of $4 and $4, respectively	1,014	974
Restricted cash and cash equivalents, current	152	130
Prepaid expenses and other current assets	162	139
Total current assets	2,697	2,873
Restricted cash and cash equivalents, noncurrent	19	15
Property and equipment, net	200	213
Operating lease right-of-use assets	21	18
Intangible assets, net	52	47
Goodwill	317	317
Deferred tax assets, net	771	780
Other assets	38	29
Total assets	$4,115	$4,292
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80	$77
Accrued and other current liabilities	505	580
Operating lease liabilities, current	13	13
Deferred revenue	200	217
Total current liabilities	798	887
Operating lease liabilities, noncurrent	13	9
Other long-term liabilities	25	32
Total liabilities	836	928
Commitments and contingencies (Note 9)
Series A redeemable convertible preferred stock; $0.0001 par value per share; 5,833 shares authorized, issued, and outstanding as of December 31, 2024 and March 31, 2025	186	188
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 24,167 shares authorized as of December 31, 2024 and March 31, 2025; zero shares issued and outstanding as of December 31, 2024 and March 31, 2025	—	—
Common stock, $0.0001 par value per share; 2,000,000 shares authorized as of December 31, 2024 and March 31, 2025; 260,964 and 262,517 shares issued and outstanding as of December 31, 2024 and March 31, 2025, respectively	—	—
Additional paid-in capital	6,687	6,758
Accumulated other comprehensive loss	(9)	(9)
Accumulated deficit	(3,585)	(3,573)
Total stockholders’ equity	3,093	3,176
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$4,115	$4,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2025
Revenue	$820	$897
Cost of revenue	206	226
Gross profit	614	671
Operating expenses:
Operations and support	73	75
Research and development	115	144
Sales and marketing	184	216
General and administrative	98	126
Total operating expenses	470	561
Income from operations	144	110
Other expense, net	(1)	—
Interest income	22	14
Income before provision for income taxes	165	124
Provision for income taxes	35	18
Net income	$130	$106
Accretion related to Series A redeemable convertible preferred stock	(2)	(2)
Net income attributable to common stockholders, basic	$128	$104
Accretion related to Series A redeemable convertible preferred stock	2	—
Net income attributable to common stockholders, diluted	$130	$104

Net income per share attributable to common stockholders:
Basic	$0.47	$0.40
Diluted	$0.43	$0.37
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	274,763	262,432
Diluted	302,126	277,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2025
Net income	$130	$106
Other comprehensive loss:
Change in foreign currency translation adjustments	(5)	—
Total other comprehensive loss	(5)	—
Comprehensive income	$125	$106

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	5,833	$177	279,046	$—	$6,382	$3	$(2,635)	$3,750
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	7,409	—	—	—	—	—
Exercise of common stock options	—	—	7,719	—	49	—	—	49
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(3,040)	—	(83)	—	—	(83)
Stock-based compensation	—	—	—	—	17	—	—	17
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Repurchase and retirement of common stock	—	—	(25,405)	—	—	—	(715)	(715)
Net income	—	—	—	—	—	—	130	130
Balances at March 31, 2024	5,833	$179	265,729	$—	$6,363	$(2)	$(3,220)	$3,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY, CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	5,833	$186	260,964	$—	$6,687	$(9)	$(3,585)	$3,093
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	3,661	—	—	—	—	—
Exercise of common stock options	—	—	451	—	4	—	—	4
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(154)	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	77	—	—	77
Repurchase and retirement of common stock	—	—	(2,405)	—	—	—	(94)	(94)
Net income	—	—	—	—	—	—	106	106
Balance at March 31, 2025	5,833	$188	262,517	$—	$6,758	$(9)	$(3,573)	$3,176
.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2025
OPERATING ACTIVITIES
Net income	$130	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12	19
Stock-based compensation expense	9	66
Provision for bad debts	8	4
Amortization of operating lease right-of-use assets	3	3
Deferred income taxes	41	(2)
Other	1	6
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(73)	36
Prepaid expenses and other assets	(2)	28
Accounts payable	(25)	(3)
Accrued and other current liabilities	(9)	22
Deferred revenue	16	17
Operating lease liabilities	(4)	(3)
Other long-term liabilities	(2)	(1)
Net cash provided by operating activities	105	298
INVESTING ACTIVITIES
Purchases of marketable securities	—	(62)
Maturities of marketable securities	28	81
Purchases of property and equipment, including capitalized internal-use software	(14)	(18)
Other investing activities	(1)	—
Net cash provided by investing activities	13	1
FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(83)	(8)
Proceeds from exercise of stock options	49	4
Changes in advances from payment card issuer	—	47
Repurchases of common stock	(715)	(89)
Other financing activities	(1)	—
Net cash used in financing activities	(750)	(46)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(4)	1
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	(636)	254
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	2,293	1,449
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$1,657	$1,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of tax refunds	$1	$21
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$8	$11
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,514	$1,558
Restricted cash and cash equivalents, current	124	130
Restricted cash and cash equivalents, noncurrent	19	15
Total cash, cash equivalents, and restricted cash and cash equivalents	$1,657	$1,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Business
Description of Business
Maplebear Inc., doing business as (“DBA”) Instacart (the “Company”), was incorporated in Delaware on August 3, 2012 and is headquartered in San Francisco, California. The Company is a diversified technology business that operates a technology platform that enables connections and transactions primarily among retailers, end users, advertisers, and shoppers throughout the United States and Canada. End users are provided the ability to transact with retailers for grocery and non-grocery items and with shoppers to pick and deliver the items on the end user’s behalf. Retailers contract with the Company to have their goods available for search, selection, and purchase, generally for a percentage of the total purchase value from the sale of goods, on a fee per transaction basis, or some combination thereof. Advertisers have the opportunity to purchase Sponsored Product ads, display ads, coupons, and a variety of other online advertising services. Shoppers, who are independent contractors, pick and deliver orders using the Company’s technology platform for fulfillment or delivery service opportunities primarily on a fee per batch basis. The Company also sells software-as-a-service offerings primarily targeted at retailers and charges fees for such offerings.

2.	Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024, which can be found in the Company’s Annual Report on Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP.

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

There have been no significant changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that have had a material impact on our condensed consolidated financial statements and related notes.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company has considered the impacts of macroeconomic trends affecting the Company’s markets and industry and consumer shopping habits, such as inflation or interest rate fluctuations, the effects of supply chain challenges, the impact of tariffs or other trade restrictions, geopolitical conflicts, regulatory changes, uncertainty regarding an economic recession and associated decreases in consumer discretionary income, and the effects of severe weather patterns on the assumptions and inputs supporting certain of the Company’s estimates, assumptions, and judgments. The level of uncertainties and volatility in the global financial markets and economies, as well as the uncertainties related to these macroeconomic factors, geopolitical environment, and their effects on the Company’s operations and financial performance, means that these estimates may change in future periods as new events occur and additional information is obtained.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance can be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated information about certain income statement expense line items on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, as clarified by ASU 2025-01, Income Statement -Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

3.	Revenue
Disaggregation of Revenue
The following table summarizes the disaggregation of revenue according to type of revenue and is consistent with how the Company evaluates financial performance. The Company believes this depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended March 31,
	2024	2025

	(in millions)
Transaction	$603	$650
Advertising and other	217	247
Total revenue	$820	$897
Revenue by geographic areas based on bill-to location was as follows:

	Three Months Ended March 31,
	2024	2025

	(in millions)
United States	$787	$862
International (1)	33	35
Total revenue	$820	$897

(1) No individual international country represented 10% or more of the Company’s total revenue for the three months ended March 31, 2024 or 2025.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue primarily consists of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2024 and March 31, 2025 is expected to be recognized within a year. During the three months ended March 31, 2024 and 2025, the Company recognized $88 million and $89 million of revenue, respectively, from the deferred revenue balance as of December 31, 2023 and 2024.

There were no material contract assets as of December 31, 2024 or March 31, 2025.
Concentrations of Credit Risk
The following customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2024:

As of December 31,
2024

Customer A	10%
Customer E	16%

No customers accounted for 10% or more of the Company’s accounts receivable as of March 31, 2025.

4.	Fair Value Measurements
The following tables summarize assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$849	$—	$—	$849
U.S. government and government agency debt securities	—	35	—	35
Total cash equivalents	849	35	—	884
Short-term marketable securities
U.S. government and government agency debt securities	—	91	—	91
Total short-term marketable securities	—	91	—	91
Total	$849	$126	$—	$975

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$1,157	$—	$—	$1,157
U.S. government and government agency debt securities	—	55	—	55
Total cash equivalents	1,157	55	—	1,212
Short-term marketable securities
U.S. government and government agency debt securities	—	72	—	72
Total short-term marketable securities	—	72	—	72
Total	$1,157	$127	$—	$1,284

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s investments in U.S. government and government agency debt securities are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly, such as prices obtained from an independent pricing service which may use quoted prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Series A redeemable convertible preferred stock that was issued during the year ended December 31, 2023 represents a non-recurring Level 3 financial measurement at issuance. Refer to Note 10 — Redeemable Convertible Preferred Stock for further information.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three months ended March 31, 2024 or 2025.

5.	Investments

The following tables summarize the amortized cost, gross unrealized gains and losses, and aggregate fair value of the Company’s investments in debt securities classified as available-for-sale:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in millions)
Cash equivalents
Money market funds	$849	$—	$—	$849
U.S. government and government agency debt securities	35	—	—	35
Total cash equivalents	884	—	—	884
Short-term marketable securities
U.S. government and government agency debt securities	91	—	—	91
Total short-term marketable securities	91	—	—	91
Total	$975	$—	$—	$975

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in millions)
Cash equivalents
Money market funds	$1,157	$—	$—	$1,157
U.S. government and government agency debt securities	55	—	—	55
Total cash equivalents	1,212	—	—	1,212
Short-term marketable securities
U.S. government and government agency debt securities	72	—	—	72
Total short-term marketable securities	72	—	—	72
Total	$1,284	$—	$—	$1,284

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the purposes of computing realized gains and losses, the cost of investments sold is based on the specific-identification method. The unrealized losses on the Company’s available-for-sale debt securities as of December 31, 2024 and March 31, 2025 were immaterial.
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,		As of March 31,
	2024		2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$975	$975	$1,284	$1,284
Total	$975	$975	$1,284	$1,284

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,	As of March 31,
		2024	2025

	(in years)	(in millions)
Computer equipment	3	$18	$17
Furniture and fixtures	5	8	8
Leasehold improvements	2-8	22	22
Capitalized internal-use software	2-5	226	251
Total property and equipment		274	298
Less: accumulated depreciation and amortization		(74)	(85)
Total property and equipment, net		$200	$213

Depreciation expense related to the Company’s property and equipment was $2 million and $2 million for the three months ended March 31, 2024 and 2025, respectively. Amortization expense related to the Company’s internal-use software, which is primarily recorded within cost of revenue in the condensed consolidated statements of operations, was $3 million and $11 million for the three months ended March 31, 2024 and 2025, respectively.

During the three months ended March 31, 2024 and 2025, the Company capitalized $22 million and $26 million of internal-use software costs, inclusive of $8 million and $11 million of stock-based compensation expense, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic Information

The following table summarizes the Company’s long-lived assets, consisting of property and equipment and operating lease right-of-use assets, net of accumulated depreciation and amortization, by geographic area:

	As of December 31,	As of March 31,
	2024	2025

	(in millions)
United States	$194	$203
Canada	26	27
Other	1	1
Total long-lived assets, net	$221	$231

Long-lived assets attributed to the United States, Canada, and other international geographies are based on the country in which the asset is located.

7.	Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2025 were immaterial.

Intangible Assets, Net

Intangible assets, net, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(59)	$32	2.6
Customer relationships	27	(19)	8	1.5
Patents	14	(6)	8	4.6
Other	8	(4)	4	6.0
Total intangible assets, net	$140	$(88)	$52

	As of March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(62)	$29	2.3
Customer relationships	27	(21)	6	1.2
Patents	14	(6)	8	4.4
Other	8	(4)	4	6.0
Total intangible assets, net	$140	$(93)	$47

Amortization expense totaled $7 million and $6 million for the three months ended March 31, 2024 and 2025, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of March 31, 2025, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
Remainder of 2025	$16
2026	17
2027	7
2028	4
2029	1
Thereafter	2
Total	$47

8.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,	As of March 31,
	2024	2025

	(in millions)
Accrued legal and regulatory matters	$57	$97
Accrued shopper and merchant liability (1)	110	103
Accrued advertising	77	72
Accrued compensation and benefits	32	24
Accrued professional, legal, and contractor services	46	51
Sales and indirect tax liabilities	36	37
Insurance reserves	49	53
Advances from payment card issuer	10	58
Other	88	85
Total	$505	$580
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

9.	Commitments and Contingencies
Leases
The Company’s leases primarily include corporate offices and warehouse space. The lease terms of operating leases vary from one year to 11 years, with expirations through January 2029. The Company has leases that include one or more options to extend the lease term for up to five years, as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Most of these options to extend or terminate the lease do not create a significant economic incentive to extend the lease term and hence are not recognized as part of the Company’s operating lease liabilities and operating lease right-of-use assets. The Company did not modify, enter into, or acquire any material leasing arrangements during the three months ended March 31, 2024 or 2025.

Sales and Indirect Taxes
The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company believes it properly accrues and pays taxes according to its understanding of the tax requirements in each taxing jurisdiction; however it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology platform. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion of an audit examination with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $16 million and $15 million as of December 31, 2024 and March 31, 2025, respectively, and was included within other long-term liabilities on the condensed consolidated balance sheets. The Company recognized a reserve release, net of audit payments, of $1 million and $1 million for the three months ended March 31, 2024 and 2025, respectively. These amounts were recorded within general and administrative expense in the condensed consolidated statements of operations.
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

Further, on December 16, 2020, the California state ballot initiative, Proposition 22, which provides a framework that offers legal certainty regarding the status of independent workers offering delivery services in California and protects worker flexibility, the quality of on-demand work, and access to benefits for those who qualify, among other things, became effective. The Company provides appropriate worker benefits and other protections in accordance with Proposition 22, including guaranteed minimum earnings, healthcare subsidies, insurance, and safety trainings. Although the constitutionality of Proposition 22 was subsequently challenged, on July 25, 2024, the California Supreme Court upheld Proposition 22 as constitutional. However, there may continue to be legal challenges, or legislative or other attempts to amend or otherwise invalidate the benefits, protections, or the independent worker status provided by Proposition 22. Further, any future judgments, settlements, or orders issued by a court or governmental body or otherwise in connection with any judicial, administrative, or legal proceeding that results in the Company being prohibited from continuing to engage with independent-contractor shoppers in the manner it currently does would likely result in increases to its costs related to shoppers and decreases in the breadth of its offerings and geographic coverage. Further, if the Company changes its offerings or increases customer fees as a result of the increased costs, such changes may result in lower order volumes, which in turn would have an adverse effect on the Company’s business, financial condition, and results of operations.

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
The Company has also been, is currently, and may in the future be involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. The Company is currently involved in such audits in Alaska, Florida, New Jersey, New York, and Pennsylvania. The Company believes that it complies with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, the Company disputes that it is obligated to provide such additional benefits under state law and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain; however, the Company records a liability within accrued and other current liabilities when it believes that it is both probable that a loss has been incurred and the amount can be estimated. The results of these audits, assessments, or any negotiated agreements with these

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
agencies, may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on the Company’s business, financial conditions, results of operations, and cash flows.

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

Other Litigation Matters

In addition to the matters described above, the Company and its subsidiaries are also routinely subject to actual or threatened legal actions relating to alleged violations of contract, regulatory, environmental, health and safety, employment, intellectual property, data protection and privacy, consumer protection, unfair competition, tax, and other laws and securities and stockholder claims. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and could result in fines, penalties, compensatory damages, or non-monetary relief. The Company does not believe that these matters will have a material adverse effect upon its operations, cash flows, or financial condition.

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the condensed consolidated statements of operations. During periods where the settled amount is less than the loss reserved or if the Company estimates that an outstanding claim is less than that previously recorded, the Company will recognize a reserve release related to the claims within general and administrative expense in the condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2025, the Company recognized a reserve release and a loss related to these claims of $3 million and $40 million, respectively. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

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
The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable preferred stock to its redemption value over the period from issuance through redemption date. The accretion was $2 million and $2 million during the three months ended March 31, 2024 and 2025, respectively.

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
No dividends were declared or paid during the three months ended March 31, 2024 or 2025.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.	Stockholders' Equity
Stock Repurchase Program

In June 2024, the Company’s board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million in November 2024. During the three months ended March 31, 2025, the Company repurchased and immediately retired a total of 2,404,746 shares of its common stock, for an aggregate amount including broker commissions, fees, and excise taxes, of $94 million, under this share repurchase program. As of March 31, 2025, the Company had $218 million remaining available to repurchase shares pursuant to this repurchase program.

The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. No excise taxes were recognized as part of the cost basis of shares acquired during the three months ended March 31, 2025.

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,	As of March 31,
	2024	2025

	(in thousands)
Series A redeemable convertible preferred stock	5,833	5,833
Restricted stock units	21,229	17,184
Stock options outstanding	7,497	7,046
Remaining shares available for future issuance	49,827	63,413
Shares available for issuance under the 2023 Employee Stock Purchase Plan	9,790	12,400
Total	94,176	105,876

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to the rights of the holders of redeemable convertible preferred stock and approval from the holders of the Series A redeemable convertible preferred stock, as applicable. No dividends were declared or paid during the three months ended March 31, 2024 or 2025.
Stock Options
The following table summarizes the activity related to the Company’s equity incentive plans:

	Shares Available for Future Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in years)	(in millions)
As of January 1, 2025	49,827	7,497	$11.35	3.21	$228
Additional shares reserved	13,048	—
Options exercised	—	(451)	$8.50
Shares withheld related to net share settlement	154	—
Restricted stock units granted	(577)	—
Restricted stock units forfeited	961	—
As of March 31, 2025	63,413	7,046	$11.53	2.97	$203
Options vested and exercisable as of March 31, 2025		7,046	$11.53	2.97	$203

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock
The following table summarizes the activity related to the Company’s restricted stock for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2025	74	$38.37
Vested	—	$—
Forfeited	—	$—
Unvested and outstanding as of March 31, 2025	74	$38.37

RSUs
The following table summarizes the activity related to the Company’s RSUs for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2025	21,164	$42.02
Granted	577	$46.13
Vested	(3,596)	$45.27
Vested and not settled	(31)	$120.97
Forfeited	(961)	$42.75
Unvested and outstanding as of March 31, 2025	17,153	$41.30

Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations related to stock options, restricted stock, and RSUs, as applicable:

	Three Months Ended March 31,
	2024	2025

	(in millions)
Cost of revenue	$2	$2
Operations and support	—	3
Research and development	(21)	34
Sales and marketing	9	13
General and administrative	19	14
Total stock-based compensation expense (1)	$9	$66
___________
(1) Stock-based compensation expense during the three months ended March 31, 2024 includes a benefit of $4 million, $79 million, $8 million, and $4 million for operations and support, research and development, sales and marketing, and general and administrative, respectively, related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures during the three months ended March 31, 2024 and for terminated employees in connection with the Company’s restructuring plan during the three months ended March 31, 2024. Refer to Note 15 — Restructuring for further discussion.

As of March 31, 2025, there was $357 million of unrecognized stock-based compensation expense related to unvested awards which are expected to vest and to be recognized over a weighted-average period of 1.30 years.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The amount of stock-based compensation expense capitalized related to the development of internal-use software was $8 million and $11 million during the three months ended March 31, 2024 and 2025, respectively.
2023 Employee Stock Purchase Plan

The Company’s board of directors adopted, and the Company's stockholders approved, the 2023 Employee Stock Purchase Plan (“the ESPP”), which became effective immediately prior to the effectiveness of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO.

As of March 31, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors, or its compensation committee under its delegation, as the administrator of the ESPP. Pursuant to the automatic increase feature of the ESPP, an additional 2,609,640 shares were reserved for issuance under the ESPP effective January 1, 2025.

12.	Income Taxes
The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.

The Company’s effective tax rates for each period presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company’s effective tax rate was 21.1% and 14.2% for the three months ended March 31, 2024 and 2025, respectively. The Company’s provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in foreign jurisdictions.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	Net Income per Share Attributable to Common Stockholders
The computation of basic and diluted net income per share attributable to common stockholders was as follows:

	Three Months Ended March 31,
	2024	2025

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$130	$106
Less: Accretion related to Series A redeemable convertible preferred stock	(2)	(2)
Net income attributable to common stockholders, basic	$128	$104
Add: Accretion related to Series A redeemable convertible preferred stock	2	—
Net income attributable to common stockholders, diluted	$130	$104

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	274,763	262,432
Weighted-average effect of dilutive securities:
Series A redeemable convertible preferred stock	6,136	—
Stock options	11,642	5,433
Restricted stock units	9,585	9,289
Unvested restricted non-voting common stock	—	39
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	302,126	277,193

Net income per share attributable to common stockholders:
Basic	$0.47	$0.40
Diluted	$0.43	$0.37

The following potentially dilutive outstanding securities were excluded from the computation of diluted income per share attributable to common stockholders because their effect was not dilutive:

	Three Months Ended March 31,
	2024	2025

	(in thousands)
Series A redeemable convertible preferred stock	—	5,833
Stock options	450	384
Restricted stock units	1,358	258
Unvested restricted non-voting common stock	276	—
Total	2,084	6,475

The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	Three Months Ended March 31,
	2024	2025

	(in thousands)
Restricted stock units	1,350	1,055
Total	1,350	1,055

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	Related Party Transactions
The Company is party to agreements with a software vendor, whose former executive officer is a member of the Company’s board of directors, whereby the Company primarily pays the vendor usage-based subscription fees for the use of the software. Subsequent to the executive officer’s resignation on February 27, 2024, the software vendor is no longer a related party.
No amounts were paid in connection with this software subscription during the three months ended March 31, 2024. During the three months ended March 31, 2024, $8 million was included within operating expenses in the condensed consolidated statements of operations. As of March 31, 2024, $4 million was included within prepaid expenses and other current assets on the condensed consolidated balance sheets and no amounts were due to this vendor.

15.	Restructuring
On February 9, 2024, the Company initiated restructuring actions with respect to its workforce intended to improve operational efficiencies and better align the Company’s organizational structure with current business needs, top strategic priorities, and key growth initiatives. The plan included the reduction of approximately 250 employees, or 7% of the Company’s employees.

During the three months ended March 31, 2024, the Company recognized $18 million in restructuring charges related to cash expenditures for severance payments and other termination benefits. No amounts were recognized during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company also recognized an immaterial amount of stock-based compensation expense related to the accelerated vesting of equity awards, which was offset by a $46 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring.

The following table summarizes the restructuring costs recognized by line item within the condensed consolidated statements of operations for the three months ended March 31, 2024:

Three Months Ended March 31, 2024

(in millions)
Operations and support	$2
Research and development	9
Sales and marketing	3
General and administrative	4
Total	$18

As of December 31, 2024, the liabilities relating to the remaining restructuring charges were immaterial and included within accrued and other current liabilities on the condensed consolidated balance sheets. As of March 31, 2025, there were no liabilities relating to the remaining restructuring charges on the condensed consolidated balance sheets.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16.	Segment Information
The Company has one operating and reportable segment. A description of how the Company derives revenues can be found in Note 2 — Significant Accounting Policies of the audited consolidated financial statements and related notes for the year ended December 31, 2024, which can be found in the Company’s Annual Report on Form 10-K. The Company’s chief executive officer is the Company’s CODM, who reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net income as the sole measure of segment profit or loss to make key operating decisions such as the allocation of the budget and monitoring budget versus actual results. The CODM does not evaluate operating segments using asset information.
Significant expenses within net income include cost of revenue, operations and support, research and development, sales and marketing, general and administrative, which are each separately presented on the Company’s condensed consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income. Refer to Note 11 — Stockholders’ Equity for additional information about the Company’s share-based compensation expense. Other segment items include interest income, other expense, net, and income before provision for income taxes on the condensed consolidated statements of operations.

Geographic information is included in Note 3 — Revenue and Note 6 — Property and Equipment, Net.

17.	Subsequent Events
On April 30, 2025, the Company acquired 100% of the shares of Marlin9 Holdings, Inc., which operates as Wynshop, a provider of e-commerce retail solutions for grocers and retailers, for consideration of approximately $105 million in cash, subject to customary purchase price adjustments. This acquisition builds upon the Company's relationships with retail partners and reinforces the Company's continued commitment to providing retailers with cutting-edge tools and technologies that help drive their business growth. Given the timing of the acquisition, the Company is in the process of finalizing the intangible assets valuation and purchase price allocation.
On May 7, 2025, Fidji Simo, Chief Executive Officer of Maplebear Inc., notified the Company of her intent to resign as Chief Executive Officer (“CEO”) to pursue another opportunity. The date of Ms. Simo’s resignation as CEO is yet to be determined. Ms. Simo will continue to serve as Chair of the Company’s board of directors (the “Board”). The Board has consistently conducted succession planning exercises and expects that the Company’s new CEO, who will be announced soon, will be one of its highly talented senior executives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion contains forward-looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Instacart is powering the future of grocery through technology. We partner with retailers to help them successfully navigate the digital transformation of their businesses.
Retailers reach customers through both Instacart Marketplace, where customers can shop from their favorite retailers through our app or website, and retailers’ owned and operated online storefronts that are powered by Instacart Enterprise Platform, our end-to-end technology solution encompassing e-commerce, fulfillment, Connected Stores, ads and marketing, and insights. As consumers and retailers move online, brands can use Instacart Ads as an effective way to reach customers at the point of purchase and within minutes of delivery and consumption

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

Macroeconomic Impacts

Our business, financial condition, customer acquisition and retention, and key business metrics, including GTV and orders, may be impacted by macroeconomic trends affecting our markets and industry and consumer shopping habits, such as inflation or interest rate fluctuations, the effects of supply chain challenges, the impact of tariffs or other trade restrictions, geopolitical conflicts, regulatory changes, uncertainty regarding an economic recession and associated decreases in consumer discretionary income, and the effects of severe weather patterns.

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

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
	2024	2025	% Change

	(in millions, except percentages)
Orders	72.8	83.2	14%
GTV	$8,319	$9,122	10%
Revenue	$820	$897	9%
Gross profit	$614	$671	9%
Gross margin	75%	75%
Gross profit as a percent of GTV	7.4%	7.4%
Net income	$130	$106	(18)%
Net income as a percent of revenue	16%	12%
Net income as a percent of GTV	1.6%	1.2%
Adjusted EBITDA (1)	$198	$244	23%
Adjusted EBITDA margin (1)	24%	27%
Adjusted EBITDA as a percent of GTV (1)	2.4%	2.7%
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

In the first quarter of 2025, orders increased to 83.2 million, or 14% growth, compared to the same quarter of 2024, driven primarily by new customers and increased engagement of existing customers.

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

In the first quarter of 2025, GTV increased to $9,122 million, or 10% growth, compared to the same quarter of 2024, primarily driven by the increase in orders partially offset by lower average order value.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, and gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In the first quarter of 2025, gross profit increased to $671 million, or 9% growth, compared to the same quarter of 2024, primarily driven by the increase in total revenue. Gross margin remained flat at 75% in the first quarter of 2025, compared to the same quarter of 2024.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income, adjusted to exclude (i) provision for income taxes, (ii) interest income, (iii) other expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, net, and (ix) restructuring charges. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “—Non-GAAP Financial Measures.”

In the first quarter of 2025, Adjusted EBITDA increased to $244 million, or 23% growth, compared to the same quarter of 2024, primarily driven by a combination of strong GTV growth and operating leverage. Our Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

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
On March 10, 2025, lawmakers in the U.S. House of Representatives introduced the American Innovation and R&D Competitiveness Act of 2025. This proposed legislation intends to restore the immediate expensing of research and experimental expenditures, reversing the capitalization requirement. We are monitoring these developments and evaluating the potential impact on our results of operations.
Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2025

	(in millions)
Revenue	$820	$897
Cost of revenue (1)(2)	206	226
Gross profit	614	671
Operating expenses:
Operations and support (1)(2)	73	75
Research and development (1)(2)	115	144
Sales and marketing (1)(2)	184	216
General and administrative (1)(2)	98	126
Total operating expenses	470	561
Income from operations	144	110
Other expense, net	(1)	—
Interest income	22	14
Income before provision for income taxes	165	124
Provision for income taxes	35	18
Net income	$130	$106
___________
(1) Amounts include depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2024	2025

	(in millions)
Cost of revenue	$7	$14
Operations and support	1	—
Research and development	1	2
Sales and marketing	2	2
General and administrative	1	1
Total depreciation and amortization expense	$12	$19

(2) Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2025

	(in millions)
Cost of revenue	$2	$2
Operations and support	—	3
Research and development	(21)	34
Sales and marketing	9	13
General and administrative	19	14
Total stock-based compensation expense	$9	$66

The following table summarizes the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue.

	Three Months Ended March 31,
	2024	2025

	(as a percent of revenue)(1)
Revenue	100%	100%
Cost of revenue	25	25
Gross profit	75	75
Operating expenses:
Operations and support	9	8
Research and development	14	16
Sales and marketing	22	24
General and administrative	12	14
Total operating expenses	57	63
Income from operations	18	12
Other expense, net	—	—
Interest income	3	2
Income before provision for income taxes	20	14
Provision for income taxes	4	2
Net income	16%	12%
___________
(1) Totals of percent of revenue may not foot due to rounding.

Comparison of the Three Months Ended March 31, 2024 and 2025

Revenue

	Three Months Ended March 31,
	2024	2025	$ Change	% Change

	(in millions)
Transaction	$603	$650	$47	8%
Advertising and other	217	247	30	14%
Total revenue	$820	$897	$77	9%

The increase in transaction revenue during the first quarter of 2025, compared to the same quarter of 2024, was primarily driven by growth in GTV, which grew 10%, lower consumer incentives, and increased fulfillment efficiencies, partially offset by our ongoing investment into affordability initiatives designed to increase customer engagement during the first quarter of 2025.

The increase in advertising and other revenue during the first quarter of 2025, compared to the same quarter of 2024, was primarily driven by interrelated factors including an increase in advertising volume, activity on our platform, and strength from both large and emerging brand partners. Advertising and other investment rate increased by 10 basis points to 2.7% during the first quarter of 2025, compared to the same quarter of 2024, as advertising and other revenue grew faster than GTV.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
Cost of revenue	$206	$226	$20	10%
Gross profit	$614	$671	$57	9%
Gross margin	75%	75%

The increase in cost of revenue during the first quarter of 2025, compared to the same quarter of 2024, was primarily due to an increase of $10 million in credit card processing fees, an increase of $7 million in depreciation and amortization expense primarily related to capitalized internal-use software, and an increase of $7 million in payments to publishers.

The increase in gross profit during the first quarter of 2025, compared to the same quarter of 2024, was primarily driven by the increase in total revenue due to the factors described above. Gross margin during the first quarter of 2025, compared to the same period of 2024, remained flat.
Operations and Support

	Three Months Ended March 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
Operations and support	$73	$75	$2	3%
Percent of revenue	9%	8%

The increase in operations and support expense during the first quarter of 2025, compared to the same quarter in 2024, was not material.
Research and Development Expense

	Three Months Ended March 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
Research and development	$115	$144	$29	25%
Percent of revenue	14%	16%

The increase in research and development expense during the first quarter of 2025, compared to the same quarter in 2024, was primarily due to a net increase of $34 million in total compensation costs. The net increase in total compensation cost was primarily driven by an increase in stock-based compensation expense due to a $79 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures and for terminated employees in connection with our restructuring plan in the first quarter of 2024, partially offset by a decrease in cash compensation expenses related to changes in the mix of our employee cash and equity compensation and bonuses.
Sales and Marketing Expense

	Three Months Ended March 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
Sales and marketing	$184	$216	$32	17%
Percent of revenue	22%	24%

The increase in sales and marketing expense during the first quarter of 2025, compared to the same quarter in 2024, was primarily due to an increase of $22 million in marketing costs, primarily from increased paid marketing, and an increase of $10 million in consulting costs.
General and Administrative Expense

	Three Months Ended March 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
General and administrative	$98	$126	$28	29%
Percent of revenue	12%	14%

The increase in general and administrative expense during the first quarter of 2025, compared to the same quarter of 2024, was primarily due to an increase of $41 million in accruals for legal matters and sales and indirect taxes, partially offset by a decrease of $11 million in total compensation costs.
Interest Income

	Three Months Ended March 31,
	2024	2025	$ Change	% Change

	(in millions)
Interest income	$22	$14	$(8)	(36)%

The decrease in interest income during the first quarter of 2025, compared to the same quarter of 2024, was primarily due to lower interest rates and a reduction in the average balance of our cash, cash equivalents, and marketable securities over the respective periods.
Provision for Income Taxes

	Three Months Ended March 31,
	2024	2025	$ Change	% Change

	(in millions)
Provision for income taxes	$35	$18	$(17)	(49)%

The decrease in the provision for income taxes during the first quarter of 2025, compared to the same quarter of 2024, was primarily driven by the decrease in profit before provision for income taxes due to the factors described above and an increase in the tax benefit from stock-based compensation during the first quarter of 2025, compared to the same quarter of 2024.
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

Non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures and should be read only in conjunction with our condensed consolidated statements of operations prepared in accordance with GAAP. Our presentation of non-GAAP financial measures may not be comparable to similar measures used by other companies, which reduce their usefulness as comparative measures. In addition, other companies may not publish these or similar measures. Further, these measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations.

We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and carefully consider our results under GAAP, as well as our supplemental non-GAAP information and the reconciliation between these presentations, to more fully understand our business.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income, adjusted to exclude (i) provision for income taxes, (ii) interest income, (iii) other expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, net, and (ix) restructuring charges. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended March 31,
	2024	2025

	(in millions, except percentages)
Net income	$130	$106
Add (deduct):
Provision for income taxes	35	18
Interest income	(22)	(14)
Other expense, net	1	—
Depreciation and amortization expense	12	19
Stock-based compensation expense (1)	9	66
Payroll taxes related to stock-based compensation (2)	13	10
Certain legal and regulatory accruals and settlements, net (3)	3	40
Reserves for sales and other indirect taxes, net (4)	(1)	(1)
Restructuring charges (5)	18	—
Adjusted EBITDA	$198	$244
GTV	$8,319	$9,122
Net income as a percent of GTV	1.6%	1.2%
Adjusted EBITDA as a percent of GTV	2.4%	2.7%
Revenue	$820	$897
Net income as a percent of revenue	16%	12%
Adjusted EBITDA margin	24%	27%
___________
(1) The first quarter of 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents certain legal, regulatory, and policy expenses including those related to worker classification matters.
(4) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(5) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Adjusted Cost of Revenue and Adjusted Cost of Revenue as a Percent of GTV

We define adjusted cost of revenue as cost of revenue excluding depreciation and amortization expense and stock-based compensation expense. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature.

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Three Months Ended March 31,
	2024	2025

	(in millions, except percentages)
Cost of revenue	$206	$226
Adjusted to exclude the following:
Depreciation and amortization expense	(7)	(14)
Stock-based compensation expense	(2)	(2)
Adjusted cost of revenue	$197	$210
Cost of revenue as a percent of GTV	2.5%	2.5%
Adjusted cost of revenue as a percent of GTV	2.4%	2.3%

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

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Three Months Ended March 31,
	2024	2025

	(in millions, except percentages)
Operations and support expense	$73	$75
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	—
Stock-based compensation expense (1)	—	(3)
Payroll taxes related to stock-based compensation (2)	(1)	(1)
Restructuring charges (3)	(2)	—
Adjusted operations and support expense	$69	$71
Operations and support expense as a percent of GTV	0.9%	0.8%
Adjusted operations and support expense as a percent of GTV	0.8%	0.8%
___________
(1) The first quarter of 2024 includes a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended March 31,
	2024	2025

	(in millions, except percentages)
Research and development expense	$115	$144
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(2)
Stock-based compensation expense (1)	21	(34)
Payroll taxes related to stock-based compensation (2)	(8)	(6)
Restructuring charges (3)	(9)	—
Adjusted research and development expense	$118	$102
Research and development expense as a percent of GTV	1.4%	1.6%
Adjusted research and development expense as a percent of GTV	1.4%	1.1%
___________
(1) The first quarter of 2024 includes a $79 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024, and for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Adjusted Sales and Marketing Expense and Adjusted Sales and Marketing Expense as a Percent of GTV

We define adjusted sales and marketing expense as sales and marketing expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, and restructuring charges. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature and we exclude payroll taxes related to the vesting and settlement of certain equity awards, and restructuring charges as they are not indicative of our operating performance.

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended March 31,
	2024	2025

	(in millions, except percentages)
Sales and marketing expense	$184	$216
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)
Stock-based compensation expense (1)	(9)	(13)
Payroll taxes related to stock-based compensation (2)	(2)	(1)
Restructuring charges (3)	(3)	—
Adjusted sales and marketing expense	$168	$200
Sales and marketing expense as a percent of GTV	2.2%	2.4%
Adjusted sales and marketing expense as a percent of GTV	2.0%	2.2%
___________
(1) The first quarter of 2024 includes an $8 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Adjusted General and Administrative Expense and Adjusted General and Administrative Expense as a Percent of GTV

We define adjusted general and administrative expense as general and administrative expense excluding depreciation and amortization expense; stock-based compensation expense; payroll taxes related to stock-based compensation; certain legal and regulatory accruals and settlements, net; reserves for sales and other indirect taxes, net; and restructuring charges.

We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards; certain legal and regulatory accruals and settlements, net; reserves for sales and other indirect taxes, net; and restructuring charges as they are not indicative of our operating performance.

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended March 31,
	2024	2025

	(in millions, except percentages)
General and administrative expense	$98	$126
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)
Stock-based compensation expense (1)	(19)	(14)
Payroll taxes related to stock-based compensation (2)	(2)	(2)
Certain legal and regulatory accruals and settlements, net (3)	(3)	(40)
Reserves for sales and other indirect taxes, net (4)	1	1
Restructuring charges (5)	(4)	—
Adjusted general and administrative expense	$70	$70
General and administrative expense as a percent of GTV	1.2%	1.4%
Adjusted general and administrative expense as a percent of GTV	0.8%	0.8%
___________
(1) The first quarter of 2024 includes a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents certain legal, regulatory, and policy expenses including those related to worker classification matters.
(4) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(5) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Adjusted Total Operating Expenses and Adjusted Total Operating Expenses as a Percent of GTV

We define adjusted total operating expenses as the sum of adjusted operations and support expense, adjusted research and development expense, adjusted sales and marketing expense, and adjusted general and administrative expense. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards; certain legal and regulatory accruals and settlements, net; reserves for sales and other indirect taxes, net; and restructuring charges as these are not indicative of our operating performance.

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Three Months Ended March 31,
	2024	2025

	(in millions, except percentages)
Total operating expenses	$470	$561
Adjusted to exclude to the following:
Depreciation and amortization expense	(5)	(5)
Stock-based compensation expense (1)	(7)	(64)
Payroll taxes related to stock-based compensation (2)	(13)	(10)
Certain legal and regulatory accruals and settlements, net (3)	(3)	(40)
Reserves for sales and other indirect taxes, net (4)	1	1
Restructuring charges (5)	(18)	—
Adjusted total operating expenses	$425	$443
Total operating expenses as a percent of GTV (6)	5.6%	6.1%
Adjusted total operating expenses as a percent of GTV (6)	5.1%	4.9%
___________
(1) The first quarter of 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures in the first quarter of 2024 and for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents certain legal, regulatory, and policy expenses including those related to worker classification matters.
(4) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(5) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 15 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
(6) Totals of percent of GTV may not foot due to rounding.

Liquidity and Capital Resources

We have financed our operations primarily through the net proceeds we have received from the issuance of equity securities and through fees received from retailers, customers, and brands. As of March 31, 2025, we had cash and cash equivalents of $1.6 billion and marketable securities of $72 million which were primarily held for working capital purposes.

Although we have generated profit in recent periods, including net income of $106 million for the three months ended March 31, 2025, we have historically experienced significant net losses as reflected in our accumulated deficit of $3.6 billion as of March 31, 2025. While we generated positive cash flows from operating activities during the years ended December 31, 2023 and 2024 and during the three months ended March 31, 2025, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

In June 2024, our board of directors authorized a share repurchase program to purchase up to an aggregate of $500 million of our common stock, which was subsequently increased to $750 million in November 2024. During the three months ended March 31, 2025, we repurchased and immediately retired 2 million shares of our common stock for an aggregate purchase price of $94 million, including broker commissions, fees, and excise taxes, under this share repurchase program.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and beyond. However, our future cash requirements will depend on many factors, including our growth rate, the timing and the amount of cash received from retailers, customers, and brands, the timing and extent of spending to support our research and development efforts as well as sales and marketing activities, the introduction of enhancements, the continuing market adoption of Instacart, and the volume and timing of our share repurchases. In addition, we may enter into additional or expanded retailer, customer, brand, or other relationships, as well as agreements to acquire or invest in complementary businesses, products, teams, and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional financing sooner than we currently anticipate. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. In particular, recent volatility in the global financial markets, including due to the impact of tariffs or other trade restrictions, elevated interest rates and other macroeconomic conditions, geopolitical conflicts, and potential disruptions in access to bank deposits or lending commitments due to bank failures could reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, financial condition, and cash flows would be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2025

	(in millions)
Net cash provided by operating activities	$105	$298
Net cash provided by investing activities	13	1
Net cash used in financing activities	(750)	(46)

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash provided by operating activities was $298 million, which consisted of net income of $106 million, adjusted for certain non-cash items of $96 million, primarily driven by stock-based compensation expense of $66 million and by net cash inflows from changes in operating assets and liabilities of $96 million. The year over year increase in net changes in operating assets and liabilities, which impacted cash provided by operating activities, from a net cash inflow of $105 million to $298 million was primarily driven by fluctuations in working capital from general business impacts such as the timing of customer collections primarily due to the collection of a large accounts receivable balance from a retailer; the timing of customer, vendor, and other third party payments and accruals; and the overall growth of our business.

For the three months ended March 31, 2024, net cash provided by operating activities was $105 million, which consisted of net income of $130 million, adjusted by non-cash items of $74 million, primarily driven by deferred income taxes of $41 million and by net cash outflows from changes in operating assets and liabilities of $99 million. The year over year decrease in net changes in operating assets and liabilities, which impacted cash provided by operating activities, from a net cash inflow of $70 million to $105 million was primarily driven by fluctuations in working capital from general business impacts such as the timing of customer collections impacted by the mix of transaction types, such as those involving EBT SNAP, which result in longer and uneven collection cycles, the overall growth of our business, and the timing of customer, vendor, and other third party payments.

Cash Flows from Investing Activities

For the three months ended March 31, 2025, net cash provided by investing activities was $1 million, comprised primarily of maturities of marketable securities of $81 million, partially offset by purchases of marketable securities of $62 million and purchases of property and equipment, including capitalized internal-use software of $18 million.

For the three months ended March 31, 2024, net cash provided by investing activities was $13 million, comprised primarily of maturities of marketable securities of $28 million, partially offset by purchases of property and equipment, including capitalized internal-use software of $14 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash used in financing activities was $46 million, comprised primarily of repurchases of common stock of $89 million and taxes paid related to net share settlement of equity awards of $8 million, partially offset by changes in advances from a payment card issuer of $47 million and proceeds from the exercise of stock options of $4 million.

For the three months ended March 31, 2024, net cash used in financing activities was $750 million, comprised primarily of repurchases of common stock $715 million and taxes paid related to net share settlement of equity awards of $83 million, partially offset by proceeds from the exercise of stock options of $49 million.

Contractual Obligations and Commitments
As of March 31, 2025, there have been no material changes from the contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Interest Rate Risk

As of March 31, 2025, we had cash and cash equivalents of $1.6 billion and marketable securities of $72 million invested in a variety of securities, including money market funds and U.S. government and government agency debt securities. In addition, we had $145 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of March 31, 2025.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than as a result of its impact on the general economy. However, we are operating in a more volatile inflationary environment due to macroeconomic conditions and have limited data and experience doing so in our history, particularly at our scale. The principal inflationary factors affecting our business are higher prices of products offered by retail partners through Instacart, including due to higher raw material costs, tariffs and trade restrictions, shipping and freight costs, elevated fuel prices that are borne by our partners, and customers purchasing fewer items on average per order. Higher retailer prices, resulting in increased grocery costs and reduced consumer discretionary spending have negatively impacted consumer demand for online grocery as consumers return to in-store shopping to save on service and delivery fees and also have reduced order frequency, driven lower order volumes, and impacted average order values. Customers have and may continue to reduce spending on more premium products, and our brand partners have and may continue to reduce their overall advertising budgets, either of which could harm our revenue and margin. We may also not be able to fully offset higher costs through operational efficiencies or price increases. Increased fuel prices as a result of supply chain and other macroeconomic factors may also result in fewer shoppers or reduced shopper activity. While we have previously implemented certain shopper incentives in response to these factors, persistent or increased shopper shortages may require us to reintroduce or further increase shopper incentives to ensure sufficient shoppers are available to meet demand or provide additional consumer incentives or refunds due to shopper delays or incorrect orders, which have historically occurred and reduced our revenue and profitability. As a result of these factors, we may experience fluctuations in GTV and orders, which could negatively impact our revenue and margin.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable, including due to the timing and final amounts of settlements with adverse parties, and our chances of success on the merits for any proceeding remain uncertain. In particular, an adverse ruling in connection with any misclassification class action may negatively impact our chances of success on the merits or settlement negotiation posture for our other outstanding misclassification claims and proceedings. As a result, such legal proceedings, individually or in the aggregate, could have a material impact on our business, financial condition, and results of operations. While we have accrued a legal reserve balance of $96 million as of March 31, 2025 relating to these misclassification claims and proceedings, as further described in Note 9 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, any actual losses incurred in connection with these claims against us may differ from the initial estimates of loss, including as a result of settlement negotiations, and such differences could be material. Regardless of the outcome, litigation and arbitration of these matters could have an adverse impact on us because of defense and settlement costs, individually and in the aggregate, diversion of management resources, and other factors.

We also anticipate future claims, lawsuits, arbitration proceedings, administrative actions, and government investigations and audits in various jurisdictions challenging our classification of shoppers as independent contractors and not employees. In California, Proposition 22 provides more legal certainty regarding the status of independent workers offering delivery services in California from the time it became effective on December 16, 2020. Although the constitutionality of Proposition 22 was subsequently challenged, on July 25, 2024, the California Supreme Court upheld Proposition 22 as constitutional. However, there may continue to be legal challenges, or legislative or other attempts to amend or otherwise invalidate the benefits, protections or the independent worker status provided by Proposition 22. Any future judgments, settlements, or orders issued by a court or governmental body or otherwise in connection with any judicial, administrative, or legal proceeding that results in us being prohibited from continuing to engage with independent-

contractor shoppers in the manner we currently do would materially impair our business, growth, and results of operations due to a variety of factors including but not limited to, our adoption of one or more alternative fulfillment strategies and the associated costs that would be required, defense and settlement costs, individually and in the aggregate, diversion of management resources, and such proceedings may result in additional contingency reserves for purposes of our financial statements. In addition, even though Proposition 22 was upheld, we may still face allegations that certain of our business practices do not satisfy all of the elements of Proposition 22. While we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits. For more information, see the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—If the contractor status of shoppers who use Instacart is successfully challenged, or if additional requirements are placed on our engagement of independent contractors, we may face adverse business, financial, tax, legal, and other consequences” and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Shopper Classification Developments.”

We have also been, are currently, and may in the future be involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. We are currently involved in such audits in Alaska, Florida, New Jersey, New York, and Pennsylvania. We believe that we comply with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, we dispute that we are obligated to provide such additional benefits under state law and plan to vigorously contest any adverse assessment or determination. Our chances of success on the merits are still uncertain; however, we record a liability within accrued and other current liabilities when we believe that it is both probable that a loss has been incurred and the amount can be estimated. The results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on our business, financial conditions, results of operations, and cash flows.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations, or prospects. In such case, the trading price of our common stock could decline, and you may lose some or all of your original investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

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
We have experienced rapid growth in prior periods, which was driven substantially by the COVID-19 pandemic, which led to significant demand for our offerings, and the rapid evolution of the online grocery shopping industry, as well as the other retail categories in which we operate. However, our growth rates have decreased from what we historically experienced and may continue to decrease or fluctuate as a result of macroeconomic and geopolitical uncertainty, including as a result of tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies, inflation risk, actual or perceived risk of an economic recession, cessation of or changes to government aid programs, increasing competition, strategic initiatives, and the maturation of our business, among others. We also cannot be certain whether we will drive greater engagement from new or existing retailers, customers, or brands or maintain or increase the level of demand for our offerings over the long term. As a result of the foregoing, our prior growth rates and financial performance should not necessarily be considered indicative of our future performance and results of operations.
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
•macroeconomic uncertainty, including as a result of tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies, as well as related price increases, inflation risk, and actual or perceived risk of an economic recession;
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
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate, including as a result of tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies, as well as related price increases, inflation risk, and actual or perceived risk of an economic recession;
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
Our future growth will depend heavily on our ability to successfully execute on our strategic initiatives. For example, as we continue to expand our business, we have introduced and scaled new features, use cases (such as convenience and restaurants), fulfillment options (such as pickup and priority), and functionalities in our offerings (such as flyers and loyalty programs), and made strategic investments in new technologies and initiatives (such as our enterprise offerings, including Connected Stores). We have also invested heavily in our Instacart Ads product capabilities and in growing the number of brands that use our services. In addition, we continue to invest in strategic initiatives such as Instacart Business and Instacart Health to expand the scope of our business. Our future growth depends on the perceived value of our expanded offerings as a whole to retailers, customers, brands, shoppers, and strategic partners, as well as our ability to balance the effects of various strategic initiatives, including our focus on further scaling our operations to improve our margin and profitability. For example, we may experience fluctuations in our growth due to changes in average order value as a result of promoting Instacart+ to customers to increase customer loyalty and order volume, new or updates to our pricing strategy or other strategic initiatives. We have limited experience operating this expanded business model and may not be able to accurately predict and plan for the impacts it may have on our growth rates, revenue mix, margin and profitability, as well as outside factors that may impact our business model, such as changes in consumer shopping behavior, retailer preferences, competition, and macroeconomic factors.
Our limited history and experience operating our current business may also negatively impact our ability to plan strategic investments and initiatives to further expand our business and offerings, including to support our retail partners, customers, brand partners, and shoppers, certain of which may require significant capital expenditures and future operating expenses that may be difficult to forecast. In addition, existing and future operational and strategic initiatives may have lengthy return on investment time horizons, such as brand marketing campaigns, new marketing, merchandising and consumer awareness strategies, and Connected Stores. As a result, we will not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, resulting in high opportunity costs. The online grocery industry and competitive landscape also continue to evolve, which will require us to address shifting competitive pressures and further stresses our ability to plan for operational and strategic initiatives and forecast our future results of operations. We are also devoting significant resources to bolster our capacity and information technology infrastructure, financial and accounting systems and controls, sales and marketing and engineering capabilities, and operations and support infrastructure, as well as to retain, manage, and train employees in geographically dispersed locations to service new and existing customers.. We may not successfully accomplish any of these objectives in a timely manner or at all.
You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets, in particular, markets that are or could be materially impacted by significant regulatory changes, tariffs or other trade restrictions, global pandemics, and economic recessions such as the online grocery industry. If our assumptions regarding the risks and uncertainties that we consider in planning and operating our business are incorrect or change, or if we do not address these risks and uncertainties successfully, including due to the lack of historical data from and experience in operating our business at its current scale, scope, and complexity, the continued evolution of our business and the online grocery industry, or other factors, our results of operations could differ materially from our expectations, and our business, financial condition, and results of operations could be adversely affected.
We have a history of losses, and we may be unable to sustain or increase profitability or generate profitable growth in the future.
Although we have generated profit in recent periods, including net income of $457 million for the year ended December 31, 2024, we have historically experienced significant net losses, including a net loss of $1.6 billion for the year ended December 31, 2023, primarily as a result of stock-based compensation expense we recognized in connection with the vesting of certain restricted stock units (“RSUs”) and vesting of restricted stock in connection with our IPO. As of December 31, 2024, we had an accumulated deficit of $3.6 billion. We will need to sustain or increase revenue while managing our costs to sustain or increase profitability.
Our ability to generate and expand profitability is highly impacted by growth in our diversified revenue streams and our ability to drive operational efficiencies in our business. Our efforts to maintain and increase our profitability may not succeed due to factors such as evolving consumer behavior trends in grocery shopping, including the impacts of future public health outbreaks, impacts on prices of goods due to tariffs or other trade restrictions, inflationary pressures or other factors, actual or perceived risk of an economic recession, unfavorable macroeconomic conditions, customer engagement and retention, changes in our revenue mix and retailer, customer, and brand partner fees, the costs associated with complying with evolving regulatory regimes, including costs associated with order fulfillment, collection and credit risks, our ability to hire and retain highly skilled personnel, our ability to effectively scale our operations, and the continuing evolution of the online grocery industry, many of which are beyond our control.
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
In order to attract and expand our relationships with consumers, brands, and shoppers, we must attract new retailers and maintain our relationships with existing retailers. Consumers have strong preferences for their favorite retailers due to the trust these brands have created over generations, and our ability to increase consumer and brand adoption of Instacart depends on our ability to attract and maintain our retail partners and maintain or increase their adoption of our offerings.
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
We are continuing to build, grow, and scale our Instacart Ads offerings and our advertising revenue model. Our agreements with brand partners provide that service fees are paid for continually promoting a brand during the duration of the term applicable to a given advertising campaign. Contracts applicable to a given advertising campaign are typically less than one year in duration. We primarily recognize revenue in the amount that we have the right to invoice as advertising services are rendered, which occurs upon delivery of clicks, upon delivery of impressions, over the contract term on a fixed fee basis, or upon redemption of coupons. Payment for our advertising offerings is generally due 30 to 90 days after receipt of invoice. Although we have significantly grown our advertising and other revenue and launched a number of new advertising capabilities in recent years, we are still optimizing and refining the execution of our growth strategy for our Instacart Ads offerings and face certain challenges associated with scaling such newer offerings. As such, there is no assurance that this advertising revenue model will continue to be successful or that we will generate increasing advertising revenue, and the pace of expansion of our Ads offerings may fluctuate. To sustain or increase our advertising revenue, we must attract new brands and encourage existing brands to maintain or increase their advertising spend on Instacart given we do not typically have long-term commitments from brands. To do this, we must expand the number of markets where we offer advertising, attract new retailers and expand our relationships with existing retailers, acquire new customers and increase the engagement of existing customers, and increase the breadth and functionality of our advertising products to create more value for our brand partners, including new advertising formats, new measurement tools, increased brand awareness, and other capabilities to deliver attractive return on investment to brand partners. If we are unable or choose not to expand our advertising markets, develop or pursue innovative advertising models and offerings, expand our relationships with more retailers, acquire new customers or increase the engagement of existing customers, or acquire new brand partners or increase the engagement of existing brand partners, we may not be able to successfully grow our advertising and other revenue. In addition, our advertising and other revenue growth rate and our advertising and other investment rate have fluctuated and may continue to fluctuate, particularly during periods of acceleration or deceleration in our GTV growth. Our advertising and other investment rate may also fluctuate if we generate more GTV from sources where we do not provide advertising or where we have recently enabled advertising, such as from certain new offerings or use cases and from retailers’ owned and operated online storefronts including those utilizing Instacart API that do not partner with Carrot Ads.
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
Artificial intelligence and machine learning solutions, including our use of such solutions and use of such solutions by our competitors, could result in reputational harm, competitive harm, or legal liability, and could adversely affect our results of operations.
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
Demand for our offerings is highly sensitive to a range of factors, including our strategies relating to the amount of potential earnings required to attract shoppers, incentives paid to shoppers, and the fees we charge retailers, customers, and brands. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, supply chain issues, the price sensitivity of consumers in different income groups or other demographics, inflation, and our current and future competitors’ pricing and marketing strategies, have in the past significantly affected and may in the future significantly affect our pricing strategies. Competition, regulation, or other factors may cause us to change the pricing or implementation of our delivery or service fees for customers, increase the incentives we pay to shoppers that utilize Instacart, adjust the fees we charge retailers or brands, or increase our marketing and other expenses to attract and increase the engagement of retailers, customers, brands, and shoppers in response to competitive, regulatory, and other external pressures. For example, certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings, including subscription offerings for bundled services. We may need to spend significant amounts on marketing and both customer and shopper incentives to deploy innovative and novel pricing and incentive strategies to retain or attract new customers and shoppers. We have launched, and may in the future launch, new or updated pricing strategies and initiatives, such as subscription offerings like Instacart+, and customer or shopper loyalty programs, or modify existing pricing methodologies or pricing models and fulfillment options, due to a variety of reasons, including to address changes in the market for our offerings as competitors introduce new offerings and features or in response to actions taken by our retail partners, to regulatory or other legal challenges, or as we launch and scale new strategic initiatives or use cases. These new or updated pricing strategies and initiatives may not ultimately be successful in attracting and engaging retailers, customers, brands, or shoppers or may negatively impact growth rates, customer retention, and engagement as well as our financial results. We also offer brands and retailers tools and products, including through our Eversight business, to enable them to optimize online pricing and promotions strategies. If these solutions fail to generate improved results for brands and retailer sales, brands and retailers may choose to not use such solutions. In addition, government authorities and regulators have recently been increasingly focused on grocery prices and related pricing methodologies and practices, which may impact our ability to offer such tools and products. Our brand reputation and our ability to attract and retain customers could also be harmed if these solutions negatively impact consumer price perception. The increasing complexity of our pricing models and related expansion of our business may also require us to update our internal systems for invoicing retailers or brands or incur costs to remediate errors or disputes in existing invoices.
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
If shoppers or individuals impersonating shoppers or customers engage in criminal activity, fraud, including identity theft, use of stolen or fraudulent credit card data, misconduct, breach our terms of service, or inappropriate conduct or use Instacart as a conduit for criminal activity, or we fail to identify or detect, or experience delays in identifying or detecting such activity or events, or if we are prevented from deactivating such individuals or otherwise taking action to stop such activity, including as a result of regulations, our financial results may be negatively impacted, our offerings may not be viewed as safe, reliable, or appealing, and we may receive negative press coverage as a result. Such negative public perception of our offerings or brand would adversely impact our brand, reputation, and business. We have in the past experienced, and may experience in the future, inappropriate conduct and criminal activity by certain shoppers or other bad actors, including fraudulent uses of credit cards, manipulation or falsification of data related to shopper activity, social engineering attacks to gain access to customer and shopper accounts, as well as fraudulent use of our payment card programs. This conduct has in the past involved, and may in the future involve, coordinated and complex fraud schemes that are difficult to detect and prevent. Given their complexity, such schemes have in the past persisted, and future schemes may also persist, for lengthy periods prior to detection. As a result of these fraudulent schemes, we have in the past been, and may in the future be, liable for orders facilitated on Instacart with fraudulent credit card transactions, even if the associated financial institution approved the credit card transaction. In addition, even if we are not contractually required to do so, we have historically provided retailers with business concessions for related losses in certain cases and may provide additional concessions as a result of future schemes. These retailer concessions and any liability we otherwise face from such inappropriate or fraudulent conduct negatively impact our revenue and financial results. In addition, the process for quantifying the amount of financial losses from these fraudulent schemes may be lengthy, in part due to their complexity and, in cases where the fraudulent activity occurs through systems controlled by our partners, we may be unable to remediate or prevent this activity in a timely manner or at all due to limitations in, or our ability to, interact with such systems. As a result, the impact of such schemes on our financial results may continue into future periods or have higher impacts to our financial results than we anticipate, even following their termination. Our failure to adequately detect, address, or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action, result in errors in our financial statements that could result in corrections to or restatements of our historical financial statements, cause delays in the preparation and filing of our periodic reports as well as failures to meet our reporting and other obligations as a public company, and lead to expenses that could adversely affect our business, financial condition, and results of operations. If other criminal, inappropriate, or other negative incidents occur due to the conduct of retailers, customers, brands, shoppers, or other third parties, our ability to attract retailers, customers, brands, and shoppers may be harmed, and our reputation, business, and financial results could be adversely affected.

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
Our success and future growth depend largely upon the continued services of our management team. From time to time, there have been and may continue to be changes in our executive management team resulting from the hiring or departure of these personnel, due to voluntary termination of employment, illness, death, disability, or otherwise. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. For example, we recently announced that Fidji Simo, our Chief Executive Officer, notified us of her intent to resign as Chief Executive Officer. The loss of one or more of our executive officers, including due to a leave of absence for medical reasons or otherwise, or the failure by our executive team to effectively work together or with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering capabilities. We do not maintain key man life insurance with respect to any member of management or other employee.
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
Our accounts receivable are subject to collection and credit risks, which could negatively impact our results of operations and affect our liquidity and our ability to fully fund our ongoing operations. Retailers are generally obligated to pay our fees within 45 days of invoicing, and brands are generally obligated to do so within 30 to 90 days. In times of economic recession or uncertainty or as a result of any disruptive event such as uncertainty in the political and regulatory environment and financial markets, tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies, or future public health outbreaks, the number of retailers or brands that default on payments owed to us may increase. In addition, our results of operations may be impacted by significant bankruptcies among retailers or brands, which could negatively impact our revenue and cash flows. We cannot assure you that our processes to monitor and mitigate these risks will be effective. If we fail to adequately assess and monitor our collection and credit risks, we could experience longer payment cycles, increased collection costs, and higher bad debt expense, and our business, financial condition, and results of operations could be harmed.
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
Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, consumer demands, and competitive pressures. In some circumstances, we may choose to expand our services and grow our business through the acquisition of complementary businesses and technologies rather than through internal development. For example, in April 2025, we acquired Marlin9 Holdings, Inc., which operates as Wynshop, a provider of e-commerce retail solutions for grocers and retailers. We have also entered in the past, and will continue to seek in the future, strategic partnerships, collaborations, or commercial arrangements, or alliances with third parties, which we refer to collectively as collaborations. The identification of suitable acquisition candidates or collaborators can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions or collaborations, including as a result of regulatory inquiries or actions by antitrust authorities. In particular, our proposed or completed acquisitions or collaborations may be subject to investigations or enforcement actions by antitrust regulatory bodies in the countries in which we operate, such as the Department of Justice and the Federal Trade Commission (“FTC”), which have recently increased their scrutiny of merger or collaboration activity, particularly in the technology sector. In addition, once we have completed an acquisition, we may not be able to successfully integrate the acquired business.
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
We have funded our operations since our founding primarily through equity financings and cash generated from our operations. We cannot be certain if our operations will continue generating sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our offerings and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features, or enhance our offerings, improve our operating infrastructure, or acquire complementary businesses and technologies. We have also expended and may continue to expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. In particular, macroeconomic factors, including tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies, inflationary pressures, elevated interest rates, actual or perceived risks of an economic recession, and bank failures have caused disruption in the credit and financial markets in the United States and worldwide, which may reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our offerings, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
Our business is subject to changing laws, rules, and regulations, including, without limitation, federal, state, and local laws, and in the future, country specific laws, governing the internet, e-commerce, and hardware devices, including electronic payments, privacy, data security, data protection, the use of AIML technologies, pay and fee transparency, health information privacy and security, consumer protection, marketing and advertising, gift cards, health and safety, food and product safety, product labeling and traceability, import and export, zoning and permitting, hardware device certification, sustainability, environmental, tax, insurance, employment, weights and measures, alcohol and other age-restricted products, and worker classification compensation, and transparency. Some of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. New laws and regulations have been and may continue to be adopted, implemented, or interpreted to apply to us, and existing laws and regulations that we currently comply with and operate under may be interpreted differently in the future, including as a result of changes to our business. Some of these laws and regulations will, or may in the future, require us to change our business and operations, pricing or fee disclosures, which may be costly and harm our customer retention and engagement as well as our results of operations. Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and in particular, companies in the “gig economy” that rely on the services of independent contractors.
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
Governmental agencies in any of the countries in which we or our customers are located could block access to or require a license for Instacart, our mobile apps, website, or the internet generally for a number of reasons, including security, confidentiality, regulatory concerns, or geopolitical reasons. In addition, companies may adopt policies that prohibit their employees from using Instacart. If companies or governmental entities block, limit, or otherwise restrict customers or shoppers from accessing Instacart, our business could be negatively impacted, the number of customers and shoppers using Instacart could decline or grow more slowly, and our results of operations could be adversely affected.
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
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. For example, the possibility of adverse changes in trade or political relations with countries where we have operations relating to the design, engineering, and supply of Caper Carts, political instability, or increases in labor costs could interfere with the manufacturing and/or shipment of Caper Carts. We also rely on contract and third-party manufacturers in Asia for Caper Carts and their components, which exposes us to risks such as historically lower protection of intellectual property rights, unexpected or unfavorable changes in regulatory requirements, including the imposition by the United States of tariffs, economic sanctions, export controls, and other trade restrictions, laws, regulations, and executive orders affecting international trade and responses by foreign governments to such policies, volatility in currency exchange rates, and difficulties associated with local legal systems. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.
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
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or if we receive new information. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on historical claim and loss experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. Additionally, actuarial projections make no provision for the extraordinary future emergence of losses or types of losses not sufficiently represented in the historical data or which are not yet quantifiable. While an independent actuarial firm periodically reviews our reserves for appropriateness and provides claims reserve valuations, a number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, increases in healthcare costs, increases in automotive costs, legislative and regulatory developments, judicial developments and unexpected events such as natural or human-made catastrophic disasters. Such factors can also impact our insurance reserves and any related estimable expenses for current and historical periods. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our condensed consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could negatively impact our financial condition, and results of operations.
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
We use third-party open-source software in connection with the operation, development, and deployment of Instacart and our offerings. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and their compliance with the terms of the applicable open-source license. We may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Some open-source licenses require end-users who distribute or make available across a network software and services that include open-source software to make available the source code of all or part of such software, which in some circumstances could include valuable proprietary code, and also prohibit the charging of fees to licensees for use of such code. While we employ practices designed to monitor our compliance with the licenses of third-party open-source software and to shield our valuable proprietary source code from these open-source license requirements, we have not run a complete open-source license review and may inadvertently use third-party open-source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, that could require us to disclose source code of our proprietary software, prohibit us from charging fees for use of our proprietary software, or render our software temporarily unavailable. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required to publicly release certain portions of our proprietary source code, expend substantial time and resources to re-engineer some or all of our software, or temporarily disable one or more features of our platform. Further, our use of any AI-assisted coding tools that use or are based on any open source software may heighten the foregoing risks.
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
•other events or geopolitical factors, including those resulting from war, incidents of terrorism, tariffs or other trade restrictions, or responses to these events;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)		(in thousands)	(in millions)
January 1, 2025 to January 31, 2025	—	$—	—	$312
February 1, 2025 to February 28, 2025	121	$41.26	121	$307
March 1, 2025 to March 31, 2025	2,284	$39.10	2,284	$218
Total	2,405		2,405
___________
(1) In June 2024, our board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million in November 2024. The share repurchase program has no expiration date. In determining the authorization of each share repurchase program, including the amount authorized, our board of directors considered the trading price levels of our common stock, including relative to that of comparable companies, our cash position, and other relevant business, tax, and legal factors. Our board of directors also considered our profitability and positive operating cash flow in recent periods, which enable us to both engage in capital return and reinvest in our talent, technology, and long-term endeavors to drive more profitable growth and help our partners navigate the digital transformations of their businesses. As such, our board of directors believes that these factors will allow us to generate more value for our stockholders over the long term. For more information regarding the risks associated with our share repurchase program, see the section titled “Risk Factors—Risks Related to Ownership of Our Common Stock—We may not realize the anticipated long-

term stockholder value of our share repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.”
(2) Excludes costs associated with the repurchases and the 1% excise tax accrued on the Company’s share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Plans

During the quarter ended March 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) described below:

On February 27, 2025, Emily Reuter, our Chief Financial Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Reuter’s trading arrangement provides for the sale through May 29, 2026 of up to 90,000 shares of our common stock subject to restricted stock units previously awarded to Ms. Reuter that have vested or may vest and be released to her on or prior to May 29, 2026.

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

MAPLEBEAR INC.

Date:	May 8, 2025	By:	/s/ Fidji Simo
Fidji Simo
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Emily Reuter
Emily Reuter
Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2025	By:	/s/ Lisa Blackwood-Kapral
Lisa Blackwood-Kapral
Chief Accounting Officer
(Principal Accounting Officer)