Form 10-Q
period 2025-06-30
Maplebear Inc.
filed 2025-08-08
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 263,438,274 shares of common stock, par value $0.0001 per share, as of July 31, 2025.

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
•macroeconomic and industry trends, including the impact on our business of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, inflation, elevated interest rates, the effects of supply chain challenges, the cessation of or changes to government aid programs, heightened recession risk, and geopolitical conflicts;
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
•our reliance on key personnel, our ability to attract, maintain, and retain management and skilled personnel, and the terms, timing, and implementation of management transitions and board changes;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	As of December 31,	As of June 30,
	2024	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,278	$1,489
Short-term marketable securities	91	109
Accounts receivable, net of allowance of $4 and $4, respectively	1,014	1,043
Restricted cash and cash equivalents, current	152	122
Prepaid expenses and other current assets	162	127
Total current assets	2,697	2,890
Restricted cash and cash equivalents, noncurrent	19	15
Property and equipment, net	200	221
Operating lease right-of-use assets	21	33
Intangible assets, net	52	81
Goodwill	317	392
Deferred tax assets, net	771	775
Other assets	38	25
Total assets	$4,115	$4,433
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80	$69
Accrued and other current liabilities	505	579
Operating lease liabilities, current	13	3
Deferred revenue	200	220
Total current liabilities	798	871
Operating lease liabilities, noncurrent	13	34
Other long-term liabilities	25	37
Total liabilities	836	942
Commitments and contingencies (Note 10)
Series A redeemable convertible preferred stock; $0.0001 par value per share; 5,833 shares authorized, issued, and outstanding as of December 31, 2024 and June 30, 2025	186	191
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 24,167 shares authorized as of December 31, 2024 and June 30, 2025; zero shares issued and outstanding as of December 31, 2024 and June 30, 2025	—	—
Common stock, $0.0001 par value per share; 2,000,000 shares authorized as of December 31, 2024 and June 30, 2025; 260,964 and 263,443 shares issued and outstanding as of December 31, 2024 and June 30, 2025, respectively	—	—
Additional paid-in capital	6,687	6,869
Accumulated other comprehensive loss	(9)	(1)
Accumulated deficit	(3,585)	(3,568)
Total stockholders’ equity	3,093	3,299
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$4,115	$4,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue	$823	$914	$1,643	$1,811
Cost of revenue	200	236	406	462
Gross profit	623	678	1,237	1,350
Operating expenses:
Operations and support	69	66	142	140
Research and development	185	166	300	310
Sales and marketing	203	217	387	434
General and administrative	114	106	212	231
Total operating expenses	571	554	1,041	1,115
Income from operations	52	124	196	234
Other income (expense), net	(1)	3	(2)	3
Interest income	17	15	39	29
Income before provision for income taxes	68	142	233	266
Provision for income taxes	7	26	42	43
Net income	$61	$116	$191	$222
Accretion related to Series A redeemable convertible preferred stock	(3)	(2)	(5)	(5)
Net income attributable to common stockholders, basic	$58	$114	$186	$218
Accretion related to Series A redeemable convertible preferred stock	—	2	—	5
Net income attributable to common stockholders, diluted	$58	$116	$186	$222

Net income per share attributable to common stockholders:
Basic	$0.22	$0.43	$0.69	$0.83
Diluted	$0.20	$0.41	$0.64	$0.79
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	265,542	262,588	270,012	262,511
Diluted	286,256	281,293	290,983	282,117
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Net income	$61	$116	$191	$222
Other comprehensive income (loss):
Change in foreign currency translation adjustments	—	7	(5)	8
Total other comprehensive income (loss)	—	7	(5)	8
Comprehensive income	$61	$124	$186	$230

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

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY, CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	5,833	$186	260,964	$—	$6,687	$(9)	$(3,585)	$3,093
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	3,661	—	—	—	—	—
Exercise of common stock options	—	—	451	—	4	—	—	4
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(154)	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	77	—	—	77
Repurchase and retirement of common stock	—	—	(2,405)	—	—	—	(94)	(94)
Net income	—	—	—	—	—	—	106	106
Balances at March 31, 2025	5,833	$188	262,517	$—	$6,758	$(9)	$(3,573)	$3,176
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	3,464	—	—	—	—	—
Exercise of common stock options	—	—	301	—	2	—	—	2
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(135)	—	(6)	—	—	(6)
Stock-based compensation	—	—	—	—	117	—	—	117
Other comprehensive income	—	—	—	—	—	7	—	7
Repurchase and retirement of common stock	—	—	(2,704)	—	—	—	(111)	(111)
Net income	—	—	—	—	—	—	116	116
Balances at June 30, 2025	5,833	$191	263,443	$—	$6,869	$(1)	$(3,568)	$3,299
.
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2025
OPERATING ACTIVITIES
Net income	$191	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24	40
Stock-based compensation expense	145	172
Provision for bad debts	12	9
Amortization of operating lease right-of-use assets	6	5
Deferred income taxes	27	(1)
Other	2	7
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(49)	(31)
Prepaid expenses and other assets	(22)	46
Accounts payable	(16)	(12)
Accrued and other current liabilities	20	32
Deferred revenue	18	18
Operating lease liabilities	(7)	(6)
Other long-term liabilities	(2)	—
Net cash provided by operating activities	349	501
INVESTING ACTIVITIES
Purchases of marketable securities	(5)	(144)
Maturities of marketable securities	44	127
Purchases of property and equipment, including capitalized internal-use software	(38)	(34)
Acquisitions of businesses, net of cash acquired	—	(105)
Other investing activities	(1)	(1)
Net cash used in investing activities	—	(156)
FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(89)	(14)
Proceeds from exercise of stock options	74	6
Changes in advances from payment card issuer	—	43
Repurchases of common stock	(1,040)	(210)
Net cash used in financing activities	(1,055)	(175)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(6)	5
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	(712)	176
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	2,293	1,449
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$1,581	$1,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of tax refunds	$12	$42
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$18	$23
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION RELATED TO LEASES
Remeasurement of operating lease right of use assets	$—	$17
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,434	$1,489
Restricted cash and cash equivalents, current	128	122
Restricted cash and cash equivalents, noncurrent	19	15
Total cash, cash equivalents, and restricted cash and cash equivalents	$1,581	$1,625

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

Rounding
For purposes of clarity and ease of presentation, numbers presented in the condensed consolidated financial statements and associated notes may not add up precisely to the totals provided. The underlying data used in the calculations, including percentages, is not rounded.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Company has considered the impacts of macroeconomic trends affecting the Company’s markets and industry and consumer shopping habits, such as inflation or interest rate fluctuations, the effects of supply chain challenges, the impact of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, and uncertainty related thereto, geopolitical conflicts, regulatory changes, uncertainty regarding an economic recession and associated decreases in consumer discretionary income, and the effects of severe weather patterns on the assumptions and inputs supporting certain of the Company’s estimates, assumptions, and judgments. The level of uncertainties and volatility in the global financial markets and economies, as well as the uncertainties related to these macroeconomic factors, geopolitical environment, and their effects on the Company’s operations and financial performance, means that these estimates may change in future periods as new events occur and additional information is obtained.
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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated information about certain income statement expense line items on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, as clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

3.	Revenue
Disaggregation of Revenue
The following table summarizes the disaggregation of revenue according to type of revenue and is consistent with how the Company evaluates financial performance. The Company believes this depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions)
Transaction	$595	$659	$1,198	$1,309
Advertising and other	228	255	445	502
Total revenue	$823	$914	$1,643	$1,811

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue by geographic areas based on bill-to location was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions)
United States	$791	$878	$1,578	$1,740
International (1)	32	36	65	71
Total revenue	$823	$914	$1,643	$1,811

(1) No individual international country represented 10% or more of the Company’s total revenue for the three or six months ended June 30, 2024 or 2025.
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue primarily consists of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2024 and June 30, 2025 is expected to be recognized within a year. During the six months ended June 30, 2024 and 2025, the Company recognized $147 million and $151 million of revenue, respectively, from the deferred revenue balance as of December 31, 2023 and 2024.

There were no material contract assets as of December 31, 2024 or June 30, 2025.
Concentrations of Credit Risk
The following customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2024:

As of December 31,
2024

Customer A	10%
Customer E	16%

No customers accounted for 10% or more of the Company’s accounts receivable as of June 30, 2025.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$1,173	$—	$—	$1,173
U.S. government and government agency debt securities	—	20	—	20
Total cash equivalents	1,173	20	—	1,193
Short-term marketable securities
U.S. government and government agency debt securities	—	109	—	109
Total short-term marketable securities	—	109	—	109
Total	$1,173	$129	$—	$1,302

The Company’s investments in U.S. government and government agency debt securities are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly, such as prices obtained from an independent pricing service which may use quoted prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Series A redeemable convertible preferred stock that was issued during the year ended December 31, 2023 represented a non-recurring Level 3 financial measurement at issuance. Refer to Note 11 — Redeemable Convertible Preferred Stock for further information.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three or six months ended June 30, 2024 or 2025.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in millions)
Cash equivalents
Money market funds	$1,173	$—	$—	$1,173
U.S. government and government agency debt securities	20	—	—	20
Total cash equivalents	1,193	—	—	1,193
Short-term marketable securities
U.S. government and government agency debt securities	109	—	—	109
Total short-term marketable securities	109	—	—	109
Total	$1,302	$—	$—	$1,302
For the purposes of computing realized gains and losses, the cost of investments sold is based on the specific-identification method. The unrealized losses on the Company’s available-for-sale debt securities as of December 31, 2024 and June 30, 2025 were immaterial.
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,		As of June 30,
	2024		2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$975	$975	$1,302	$1,302
Total	$975	$975	$1,302	$1,302

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,	As of June 30,
		2024	2025

	(in years)	(in millions)
Computer equipment	3	$18	$17
Furniture and fixtures	5	8	5
Leasehold improvements	2-8	22	15
Capitalized internal-use software	2-5	226	277
Total property and equipment		274	314
Less: accumulated depreciation and amortization		(74)	(93)
Total property and equipment, net		$200	$221

Depreciation expense related to the Company’s property and equipment was $2 million and $2 million for the three months ended June 30, 2024 and 2025, respectively, and $4 million and $4 million for the six months ended June 30, 2024 and 2025, respectively. Amortization expense related to the Company’s internal-use software, which is primarily recorded within cost of revenue in the condensed consolidated statements of operations, was $3 million and $13 million for the three months ended June 30, 2024 and 2025, respectively, and $6 million and $24 million for the six months ended June 30, 2024 and 2025, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three months ended June 30, 2024 and 2025, the Company capitalized $24 million and $25 million of internal-use software costs, inclusive of $10 million and $12 million of stock-based compensation expense, respectively. During the six months ended June 30, 2024 and 2025, the Company capitalized $46 million and $51 million of internal-use software costs, inclusive of $18 million and $23 million of stock-based compensation expense, respectively.
Geographic Information

The following table summarizes the Company’s long-lived assets, consisting of property and equipment and operating lease right-of-use assets, net of accumulated depreciation and amortization, by geographic area:

	As of December 31,	As of June 30,
	2024	2025

	(in millions)
United States	$194	$222
Canada	26	32
Other	1	1
Total long-lived assets, net	$221	$254

Long-lived assets attributed to the United States, Canada, and other international geographies are based on the country in which the asset is located.

7.	Business Combinations
Acquisition of Marlin9 Holdings, Inc.

On April 30, 2025, pursuant to a Stock Purchase Agreement, the Company acquired a 100% ownership interest in Marlin9 Holdings, Inc. which operates as Wynshop (“Wynshop”), a provider of e-commerce retail solutions for grocers and retailers. The acquisition builds upon the Company's relationships with retail partners and reinforces the Company's continued commitment to providing retailers with cutting-edge tools and technologies that help drive their business growth.

The purchase consideration was $105 million in cash. The Company has accounted for this acquisition as a business combination. The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair value
(in millions)
Current assets	$4
Goodwill	74
Intangible assets	40
Other assets	1
Total assets acquired	120
Total liabilities assumed	(14)
Net assets acquired	$105

Acquisition related costs were immaterial and expensed as incurred and included within general and administrative expense in the condensed consolidated statements of operations.

The preliminary fair value of identified intangible assets and their respective useful lives as at the time of acquisition were as follows:

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Amount	Weighted-Average Useful Life
	(in millions)	(in years)
Customer relationships	$39	10
Developed technology	1	2
Trademark	1	2
Total intangible assets	$40

The overall weighted-average useful life of the identified amortizable intangible assets at the time of acquisition was ten years.

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

The estimated fair values of the customer relationships, developed technology, and trademark were determined based on the present value of cash flows to be generated by those existing intangible assets. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions including revenue and cash flow forecasts, customer attrition, customer base and growth rates, and discount rates.

The purchase accounting for the acquisition is considered preliminary with respect to certain assets acquired and liabilities assumed. Additionally, identifiable intangible assets, deferred tax assets and liabilities, and purchase consideration, may be adjusted as the Company continues to gather and evaluate information about circumstances that existed as of the acquisition date. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The results of operations of the business combination have been included in the Company’s condensed consolidated financial statements from the date of acquisition. Wynshop’s results of operations for periods prior to the acquisition were not material to the Company’s condensed consolidated statements of operations and, accordingly, historical and pro forma disclosures have not been presented.

8.	Goodwill and Intangible Assets, Net
Goodwill

The following table summarizes the activity in the carrying amount of goodwill for the six months ended June 30, 2025:

Amount

(in millions)
Balance as of December 31, 2024	$317
Addition related to business acquisition	74
Effect of foreign currency translation	1
Balance as of June 30, 2025	$392

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible Assets, Net

Intangible assets, net, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(59)	$32	2.6
Customer relationships	27	(19)	8	1.5
Patents	14	(6)	8	4.6
Other	8	(4)	4	6.0
Total intangible assets, net	$140	$(88)	$52

	As of June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$92	$(66)	$26	2.1
Customer relationships	66	(23)	43	8.8
Patents	14	(6)	7	4.2
Other	10	(5)	5	5.6
Total intangible assets, net	$181	$(100)	$81

Amortization expense totaled $7 million and $6 million for the three months ended June 30, 2024 and 2025, respectively, and $14 million and $12 million for the six months ended June 30, 2024 and 2025, respectively.

As of June 30, 2025, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
Remainder of 2025	$13
2026	21
2027	11
2028	8
2029	5
Thereafter	22
Total	$81

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,	As of June 30,
	2024	2025

	(in millions)
Accrued legal and regulatory matters	$57	$98
Accrued shopper and merchant liability (1)	110	89
Accrued advertising	77	84
Accrued compensation and benefits	32	32
Accrued professional, legal, and contractor services	46	45
Sales and indirect tax liabilities	36	30
Insurance reserves	49	61
Advances from payment card issuer	10	53
Other	88	87
Total	$505	$579
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

10.	Commitments and Contingencies
Leases
The Company’s leases primarily include corporate offices and warehouse space. The lease terms of operating leases vary from one year to nine years, with expirations through May 2034. The Company has leases that include one or more options to extend the lease term for up to five years, as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Most of these options to extend or terminate the lease do not create a significant economic incentive to extend the lease term and hence are not recognized as part of the Company’s operating lease liabilities and operating lease right-of-use assets.

The Company did not enter into or acquire any material leasing arrangements during the three or six months ended June 30, 2024 or 2025. The Company did not modify any material leasing arrangements during the three or six months ended June 30, 2024. In June 2025, the Company amended the lease agreement for its corporate headquarters to terminate certain suites and extend the terms of other suites to 2034. The impact from terminating certain suites was immaterial.

Sales and Indirect Taxes
The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The Company believes it properly accrues and pays taxes according to its understanding of the tax requirements in each taxing jurisdiction; however it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology platform. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion of an audit examination with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $16 million as of December 31, 2024 and June 30, 2025, and was included within other long-term liabilities on

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the condensed consolidated balance sheets. The releases and losses recognized related to these reserves for the three and six months ended June 30, 2024 and 2025 were immaterial and were recorded within general and administrative expense in the condensed consolidated statements of operations.
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
The Company has also been, is currently, and may in the future be involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. The Company is currently involved in such audits in Alaska, Florida, New Jersey, New York, and Pennsylvania. The Company believes that it complies with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, the Company disputes that it is obligated to provide such additional benefits under state law and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain; however, the Company records a liability within accrued and other current liabilities when it believes that it is both probable that a loss has been incurred and the amount can be estimated. The results of these audits, assessments, or any negotiated agreements with these agencies, may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on the Company’s business, financial conditions, results of operations, and cash flows.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
in class certification. Those involving misclassification have either been compelled to individual arbitration or have motions to compel individual arbitration which have been granted and are now pending appeal.

Securities Litigation

On January 25, 2024, a purported stockholder filed suit against the Company and certain of the Company’s current and former officers and directors in the Northern District of California, on behalf of a putative class of purchasers of the Company’s common stock in its initial public offering (“IPO”) or between September 19, 2023 and October 1, 2023. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended in connection with the Company’s IPO, and seeks damages and attorneys’ fees, among other things. An amended complaint also added the underwriters of the Company’s IPO as defendants. On October 29, 2024, the Company filed a motion to dismiss the amended complaint, which the court granted on May 9, 2025 with leave to amend. On May 30, 2025, plaintiffs agreed to dismiss the case with prejudice, without receiving any compensation.

FTC Investigation

In July 2025, staff of the Federal Trade Commission (“FTC”) asserted they had authority to enter into consent negotiations with the Company relating to certain of its marketing and Instacart+ membership program practices. Although the Company disagrees with the FTC staff’s positions, the Company is engaged in discussions to explore a potential resolution. If the Company is unable to reach a resolution, the FTC may proceed with litigation, which the Company is prepared to contest vigorously. The defense and resolution of this matter could give rise to significant costs. This matter could result in remedies or compliance requirements that may adversely affect the Company’s operating performance and/or have a material adverse impact on its financial results. At this time, the Company is unable to estimate any range of reasonably possible losses.

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

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the condensed consolidated statements of operations. During periods where the settled amount is less than the loss reserved or if the Company estimates that an outstanding claim is less than that previously recorded, the Company will recognize a reserve release related to the claims within general and administrative expense in the condensed consolidated statements of operations. During the three months ended June 30, 2024 and 2025, the loss recognized related to these claims was immaterial. During the six months ended June 30, 2024 and 2025, the Company recognized a loss related to these claims of $7 million and $45 million, respectively. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable preferred stock to its redemption value over the period from issuance through redemption date. The accretion was $3 million and $2 million during the three months ended June 30, 2024 and 2025, respectively. The accretion was $5 million during the six months ended June 30, 2024 and 2025.

Voting
The Series A redeemable convertible preferred stock confers no voting rights on the holder, except as required by applicable law and with respect to matters that adversely change the powers, preferences, privileges, rights or restrictions of the Series A redeemable convertible preferred stock, including the authorization or issuance of equity securities that would

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
No dividends were declared or paid during the three or six months ended June 30, 2024 or 2025.

12.	Stockholders' Equity
Stock Repurchase Program

In June 2024, the Company’s board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million and later $1 billion in November 2024 and May 2025, respectively. During the three and six months ended June 30, 2025, the Company repurchased and immediately retired a total of 2,703,773 and 5,108,519 shares of its common stock, respectively, for an aggregate amount including broker commissions, fees, and excise taxes, of $111 million and $205 million, respectively, under this share repurchase program. As of June 30, 2025, the Company had $357 million remaining available to repurchase shares pursuant to this repurchase program.

The Company's share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. No excise taxes were recognized as part of the cost basis of shares acquired during the three and six months ended June 30, 2025.

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,	As of June 30,
	2024	2025

	(in thousands)
Series A redeemable convertible preferred stock	5,833	5,833
Restricted stock units	21,229	24,004
Stock options outstanding	7,497	6,745
Remaining shares available for future issuance	49,827	53,266
Shares available for issuance under the 2023 Employee Stock Purchase Plan	9,790	12,400
Total	94,176	102,247

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to the rights of the holders of redeemable convertible preferred stock and approval from the holders of the Series A redeemable convertible preferred stock, as applicable. No dividends were declared or paid during the three or six months ended June 30, 2024 or 2025.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
The following table summarizes the activity related to the Company’s equity incentive plans:

	Shares Available for Future Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in years)	(in millions)
As of January 1, 2025	49,827	7,497	$11.35	3.21	$228
Additional shares reserved	13,048	—
Options exercised	—	(752)	$8.29
Shares withheld related to net share settlement	289	—
Restricted stock units granted	(11,624)	—
Restricted stock units forfeited	1,725	—
As of June 30, 2025	53,266	6,745	$11.69	2.78	$227
Options vested and exercisable as of June 30, 2025		6,745	$11.69	2.78	$227
Restricted Stock
The following table summarizes the activity related to the Company’s restricted stock for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2025	74	$38.37
Vested	—	$—
Forfeited	—	$—
Unvested and outstanding as of June 30, 2025	74	$38.37

RSUs
The following table summarizes the activity related to the Company’s RSUs for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2025	21,164	$42.02
Granted	11,624	$42.37
Vested	(7,059)	$45.02
Vested and not settled	(84)	$63.82
Forfeited	(1,725)	$42.40
Unvested and outstanding as of June 30, 2025	23,919	$41.14

Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations related to stock options, restricted stock, and RSUs, as applicable:

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions)
Cost of revenue	$2	$2	$4	$4
Operations and support	5	4	5	7
Research and development	75	58	54	92
Sales and marketing	23	18	32	30
General and administrative	31	23	50	38
Total stock-based compensation expense (1)	$136	$105	$145	$172
___________
(1) Stock-based compensation expense during the six months ended June 30, 2024 includes a benefit of $4 million, $79 million, $8 million, and $4 million for operations and support, research and development, sales and marketing, and general and administrative, respectively, related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures and for terminated employees in connection with the Company’s restructuring plan during the six months ended June 30, 2024. Refer to Note 16 — Restructuring for further discussion.

As of June 30, 2025, there was $674 million of unrecognized stock-based compensation expense related to unvested awards which are expected to vest and to be recognized over a weighted-average period of 1.62 years.

The amount of stock-based compensation expense capitalized related to the development of internal-use software was $10 million and $12 million during the three months ended June 30, 2024 and 2025, respectively. The amount of stock-based compensation expense capitalized related to the development of internal-use software was $18 million and $23 million during the six months ended June 30, 2024 and 2025, respectively.
2023 Employee Stock Purchase Plan

The Company’s board of directors adopted, and the Company's stockholders approved, the 2023 Employee Stock Purchase Plan (“the ESPP”), which became effective immediately prior to the effectiveness of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO.

As of June 30, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors, or its compensation committee under its delegation, as the administrator of the ESPP. Pursuant to the automatic increase feature of the ESPP, an additional 2,609,640 shares were reserved for issuance under the ESPP effective January 1, 2025.

13.	Income Taxes
The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.

The Company’s effective tax rates for each period presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company’s effective tax rate was 10.9% and 18.2% for the three months ended June 30, 2024 and 2025, respectively. The Company’s effective tax rate was 18.1% and 16.3% for the six months ended June 30, 2024 and 2025, respectively. The Company’s provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in foreign jurisdictions.

In connection with the Wynshop acquisition, the Company acquired deferred tax assets including certain U.S. net operating loss carryforwards and other tax attributes. Utilization of these tax attributes may be subject to an annual limitation due to a ownership change as defined by Section 382 of the Internal Revenue Code. As of June 30, 2025, no Section 382 study had been completed for these acquired tax attributes and the Company recorded a full valuation allowance against these deferred tax assets.

The Company will reevaluate the realizability of the acquired tax attributes as a result of the Wynshop acquisition, through its continuous effort of Section 382 studies during the measurement period as defined under ASC 805.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA introduces changes to U.S. tax law, with certain provisions applicable to the Company beginning in 2025. These changes include the immediate expensing of domestic research and experimental expenditures, accelerated tax deductions for qualified property, and modifications to certain international tax frameworks. The effects of changes in tax rates and laws on deferred tax balances will be recognized in the period in which the legislation is enacted. The Company is currently assessing the impact of these changes on its condensed consolidated financial statements.

14.	Net Income per Share Attributable to Common Stockholders
The computation of basic and diluted net income per share attributable to common stockholders was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$61	$116	$191	$222
Less: Accretion related to Series A redeemable convertible preferred stock	(3)	(2)	(5)	(5)
Net income attributable to common stockholders, basic	$58	$114	$186	$218
Add: Accretion related to Series A redeemable convertible preferred stock	—	2	—	5
Net income attributable to common stockholders, diluted	$58	$116	$186	$222

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	265,542	262,588	270,012	262,511
Weighted-average effect of dilutive securities:
Series A redeemable convertible preferred stock	—	5,833	—	5,833
Stock options	6,890	5,066	9,266	5,249
Restricted stock units	13,824	7,751	11,705	8,477
Unvested restricted non-voting common stock	—	55	—	47
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	286,256	281,293	290,983	282,117

Net income per share attributable to common stockholders:
Basic	$0.22	$0.43	$0.69	$0.83
Diluted	$0.20	$0.41	$0.64	$0.79

The following potentially dilutive outstanding securities were excluded from the computation of diluted income per share attributable to common stockholders because their effect was not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in thousands)
Series A redeemable convertible preferred stock	5,833	—	5,833	—
Stock options	450	384	450	384
Restricted stock units	240	373	799	373
Unvested restricted non-voting common stock	227	—	227	—
Total	6,750	757	7,309	757

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in thousands)
Restricted stock units	1,937	1,055	1,937	1,055
Total	1,937	1,055	1,937	1,055

15.	Related Party Transactions
The Company is party to agreements with a software vendor, whose former executive officer was a member of the Company’s board of directors, whereby the Company primarily pays the vendor usage-based subscription fees for the use of the software. Subsequent to the executive officer’s resignation on February 27, 2024, the software vendor is no longer a related party.
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

During the three and six months ended June 30, 2024, the Company recognized an immaterial amount and $18 million in restructuring charges related to cash expenditures for severance payments and other termination benefits. During the three and six months ended June 30, 2024, the Company also recognized an immaterial amount of stock-based compensation expense related to the accelerated vesting of equity awards, which was offset by a $46 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring. No amounts were recognized during the three and six months ended June 30, 2025.

The following table summarizes the restructuring costs recognized by line item within the condensed consolidated statements of operations for the six months ended June 30, 2024:

Six Months Ended June 30, 2024

(in millions)
Operations and support	$2
Research and development	9
Sales and marketing	3
General and administrative	4
Total	$18

As of December 31, 2024, the liabilities relating to the remaining restructuring charges were immaterial and included within accrued and other current liabilities on the condensed consolidated balance sheets. As of June 30, 2025, there were no liabilities relating to the remaining restructuring charges on the condensed consolidated balance sheets.

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
Significant expenses within net income include cost of revenue, operations and support, research and development, sales and marketing, general and administrative, which are each separately presented on the Company’s condensed consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income. Refer to Note 12 — Stockholders' Equity for additional information about the Company’s share-based compensation expense. Other segment items include interest income, other expense, net, and income before provision for income taxes on the condensed consolidated statements of operations.

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

For purposes of clarity and ease of presentation, numbers presented within this section may not add up precisely to the totals provided. The underlying data used in the calculations, including percentages, is not rounded.

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

Macroeconomic Impacts

Our business, financial condition, customer acquisition and retention, and key business metrics, including GTV and orders, may be impacted by macroeconomic trends affecting our markets and industry and consumer shopping habits, such as inflation or interest rate fluctuations, the effects of supply chain challenges, the impact of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, and uncertainty related thereto, geopolitical conflicts, regulatory changes, uncertainty regarding an economic recession and associated decreases in consumer discretionary income, and the effects of severe weather patterns.

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

Leadership Transition

As previously announced, Fidji Simo has resigned as our Chief Executive Officer and President, to take effect on August 15, 2025, and we have appointed Chris Rogers to serve as our Chief Executive Officer and President, and a member of our board of directors, effective as of such date. Ms. Simo will continue to serve as Chair of our board of directors following her resignation.

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,
	2024	2025	% Change

	(in millions, except percentages)
Orders	70.8	82.7	17%
GTV	$8,194	$9,081	11%
Revenue	$823	$914	11%
Gross profit	$623	$678	9%
Gross margin	76%	74%
Gross profit as a percent of GTV	7.6%	7.5%
Net income	$61	$116	92%
Net income as a percent of revenue	7%	13%
Net income as a percent of GTV	0.7%	1.3%
Adjusted EBITDA (1)	$208	$262	26%
Adjusted EBITDA margin (1)	25%	29%
Adjusted EBITDA as a percent of GTV (1)	2.5%	2.9%
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

In the second quarter of 2025, orders increased to 82.7 million, or 17% growth, compared to the same quarter of 2024, driven primarily by new customers and increased engagement of existing customers.

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

In the second quarter of 2025, GTV increased to $9,081 million, or 11% growth, compared to the same quarter of 2024, primarily driven by the increase in orders partially offset by lower average order value.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, and gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In the second quarter of 2025, gross profit increased to $678 million, or 9% growth, compared to the same quarter of 2024, primarily driven by the increase in total revenue. Gross margin decreased by 2% to 74% in the second quarter of 2025, compared to the same quarter of 2024, primarily due to cost of revenue growing faster than revenue.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income, adjusted to exclude (i) provision for income taxes, (ii) interest income, (iii) other (income) expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, net, (ix) acquisition-related expenses, and (x) restructuring charges. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “—Non-GAAP Financial Measures.”

In the second quarter of 2025, Adjusted EBITDA increased to $262 million, or 26% growth, compared to the same quarter of 2024, primarily driven by a combination of strong GTV growth and operating leverage. Our Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, including the restoration of immediate expensing of domestic Research and Experimental expenditures and modification of certain international tax frameworks. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our condensed consolidated financial statements.
Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions)
Revenue	$823	$914	$1,643	$1,811
Cost of revenue (1)(2)	200	236	406	462
Gross profit	623	678	1,237	1,350
Operating expenses:
Operations and support (1)(2)	69	66	142	140
Research and development (1)(2)	185	166	300	310
Sales and marketing (1)(2)	203	217	387	434
General and administrative (1)(2)	114	106	212	231
Total operating expenses	571	554	1,041	1,115
Income from operations	52	124	196	234
Other income (expense), net	(1)	3	(2)	3
Interest income	17	15	39	29
Income before provision for income taxes	68	142	233	266
Provision for income taxes	7	26	42	43
Net income	$61	$116	$191	$222
___________
(1) Amounts include depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions)
Cost of revenue	$8	$15	$15	$29
Operations and support	—	—	1	1
Research and development	1	2	2	4
Sales and marketing	2	2	4	4
General and administrative	1	1	2	2
Total depreciation and amortization expense	$12	$21	$24	$40

(2) Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions)
Cost of revenue	$2	$2	$4	$4
Operations and support	5	4	5	7
Research and development	75	58	54	92
Sales and marketing	23	18	32	30
General and administrative	31	23	50	38
Total stock-based compensation expense	$136	$105	$145	$172

The following table summarizes the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(as a percent of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	24	26	25	25
Gross profit	76	74	75	75
Operating expenses:
Operations and support	8	7	9	8
Research and development	22	18	18	17
Sales and marketing	25	24	24	24
General and administrative	14	12	13	13
Total operating expenses	69	61	63	62
Income from operations	6	14	12	13
Other income (expense), net	—	—	—	—
Interest income	2	2	2	2
Income before provision for income taxes	8	16	14	15
Provision for income taxes	1	3	3	2
Net income	7%	13%	12%	12%

Comparison of the Three and Six Months Ended June 30, 2024 and 2025

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions)				(in millions)
Transaction	$595	$659	$63	11%	$1,198	$1,309	$111	9%
Advertising and other	228	255	27	12%	445	502	57	13%
Total revenue	$823	$914	$91	11%	$1,643	$1,811	$168	10%

The increase in transaction revenue during the second quarter of 2025, compared to the same quarter of 2024, was primarily driven by growth in GTV, which grew 11%, lower consumer incentives, and increased fulfillment efficiencies, partially offset by our ongoing investment into affordability initiatives designed to increase customer engagement.

The increase in transaction revenue during the first six months of 2025, compared to the same period of 2024, was primarily driven by growth in GTV, which grew 10%, lower consumer incentives, and increased fulfillment efficiencies, partially offset by our ongoing investment into affordability initiatives designed to increase customer engagement.

The increase in advertising and other revenue during the second quarter of 2025, compared to the same quarter of 2024, was primarily driven by interrelated factors including an increase in advertising volume, activity on our platform, and strength from emerging and mid-size brand partners. Advertising and other investment rate of 2.8% remained flat during the second quarter of 2025, compared to the same quarter of 2024.

The increase in advertising and other revenue during the first six months of 2025, compared to the same period of 2024, was primarily driven by interrelated factors including an increase in advertising volume, activity on our platform, and strength from emerging brand partners. Advertising and other investment rate increased by six basis points to 2.8% during the first six months of 2025, compared to the same period of 2024, as advertising and other revenue grew faster than GTV.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Cost of revenue	$200	$236	$35	17%	$406	$462	$55	14%
Gross profit	$623	$678	$56	9%	$1,237	$1,350	$113	9%
Gross margin	76%	74%			75%	75%

The increase in cost of revenue during the second quarter of 2025, compared to the same quarter of 2024, was primarily due to an increase of $12 million in credit card processing fees, an increase of $9 million in payments to publishers, and an increase of $8 million in depreciation and amortization expense, primarily related to capitalized internal-use software.

The increase in cost of revenue during the first six months of 2025, compared to the same period of 2024, was primarily due to an increase of $22 million in credit card processing fees, an increase of $17 million in payments to publishers, and an increase of $15 million in depreciation and amortization expense, primarily related to capitalized internal-use software.

The increase in gross profit during the second quarter of 2025, compared to the same quarter of 2024, was primarily driven by the increase in total revenue due to the factors described above. The decrease in gross margin during the second quarter of 2025, compared to the same period of 2024, was primarily due to cost of revenue growing faster than revenue.

The increase in gross profit during the first six months of 2025, compared to the same period of 2024, was primarily driven by the increase in total revenue due to the factors described above. Gross margin during the first six months of 2025, compared to the same period of 2024, remained flat.
Operations and Support

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Operations and support	$69	$66	$(4)	(5)%	$142	$140	$(2)	(1)%
Percent of revenue	8%	7%			9%	8%

The decreases in operations and support expense during the three and six months ended June 30, 2025, compared to the same periods in 2024, were immaterial.
Research and Development Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Research and development	$185	$166	$(20)	(11)%	$300	$310	$10	3%
Percent of revenue	22%	18%			18%	17%

The decrease in research and development expense during the second quarter of 2025, compared to the same quarter in 2024, was primarily due to a net decrease of $18 million in total compensation costs.
The increase in research and development expense during the first six months of 2025, compared to the same period of 2024, was primarily due to a net increase of $19 million in total compensation costs. The increase in total compensation cost was primarily driven by an increase in stock-based compensation expense due to a $79 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures and for terminated employees in connection with the restructuring plan in the first quarter of 2024, partially offset by a decrease in cash compensation expenses related to changes in the mix of our employee cash and equity compensation and bonuses and a decrease of $9 million from higher capitalized software development costs.
Sales and Marketing Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$203	$217	$15	7%	$387	$434	$47	12%
Percent of revenue	25%	24%			24%	24%

The increase in sales and marketing expense during the second quarter of 2025, compared to the same quarter in 2024, was primarily due to an increase of $14 million in marketing costs, primarily from increased paid marketing.
The increase in sales and marketing expense during the first six months of 2025, compared to the same period of 2024, was primarily due to an increase of $36 million in marketing costs, primarily from increased paid marketing, and an increase of $10 million in consulting costs.
General and Administrative Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$114	$106	$(8)	(7)%	$212	$231	$20	9%
Percent of revenue	14%	12%			13%	13%

The decrease in general and administrative expense during the second quarter of 2025, compared to the same quarter of 2024, was primarily due to a decrease of $7 million in total compensation costs, a net decrease of $5 million in accruals for legal matters and sales and indirect taxes, partially offset by an increase of $4 million in fixed asset impairments.
The increase in general and administrative expense during the first six months of 2025, compared to the same period of 2024, was primarily due to a net increase of $36 million in accruals for legal matters and sales and indirect taxes, partially offset by a decrease of $19 million in total compensation costs.

Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions)				(in millions)
Interest income	$17	$15	$(3)	(14)%	$39	$29	$(11)	(27)%

The decrease in interest income during the second quarter of 2025, compared to the same quarter of 2024, was immaterial.
The decrease in interest income during the first six months of 2025, compared to the same period of 2024, was primarily due to lower interest rates and a reduction in the average balance of our cash, cash equivalents, and marketable securities over the respective periods.
Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions)				(in millions)
Provision for income taxes	$7	$26	$18	249%	$42	$43	$1	3%

The increase in the provision for income taxes during the second quarter of 2025, compared to the same period of 2024, was primarily driven by the increase in profit before provision for income taxes due to the factors described above and a decrease in the tax benefit from stock-based compensation during the second quarter of 2025.

The increase in the provision for income taxes during the first six months of 2025, compared to the same period of 2024, was immaterial.
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

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income, adjusted to exclude (i) provision for income taxes, (ii) interest income, (iii) other (income) expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation expense, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, net, (ix) acquisition-related expenses, and (x) restructuring charges. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.

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
•excludes acquisition-related expenses;
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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Net income	$61	$116	$191	$222
Add (deduct):
Provision for income taxes	7	26	42	43
Interest income	(17)	(15)	(39)	(29)
Other (income) expense, net	1	(3)	2	(3)
Depreciation and amortization expense	12	21	24	40
Stock-based compensation expense (1)	136	105	145	172
Payroll taxes related to stock-based compensation (2)	6	5	19	15
Certain legal and regulatory accruals and settlements, net (3)	4	6	7	45
Reserves for sales and other indirect taxes, net (4)	(2)	—	(3)	(1)
Acquisition-related expenses	—	—	—	1
Restructuring charges (5)	—	—	18	—
Adjusted EBITDA	$208	$262	$406	$506
GTV	$8,194	$9,081	$16,513	$18,202
Net income as a percent of GTV	0.7%	1.3%	1.2%	1.2%
Adjusted EBITDA as a percent of GTV	2.5%	2.9%	2.5%	2.8%
Revenue	$823	$914	$1,643	$1,811
Net income as a percent of revenue	7%	13%	12%	12%
Adjusted EBITDA margin	25%	29%	25%	28%
___________
(1) The six months ended June 30, 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures and for terminated employees in connection with our restructuring plan during the first quarter of 2024.
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
(5) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 16 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Adjusted Cost of Revenue and Adjusted Cost of Revenue as a Percent of GTV

We define adjusted cost of revenue as cost of revenue excluding depreciation and amortization expense and stock-based compensation expense. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature.

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Cost of revenue	$200	$236	$406	$462
Adjusted to exclude the following:
Depreciation and amortization expense	(8)	(15)	(15)	(29)
Stock-based compensation expense	(2)	(2)	(4)	(4)
Adjusted cost of revenue	$190	$218	$387	$428
Cost of revenue as a percent of GTV	2.4%	2.6%	2.5%	2.5%
Adjusted cost of revenue as a percent of GTV	2.3%	2.4%	2.3%	2.4%

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

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Operations and support expense	$69	$66	$142	$140
Adjusted to exclude the following:
Depreciation and amortization expense	—	—	(1)	(1)
Stock-based compensation expense (1)	(5)	(4)	(5)	(7)
Payroll taxes related to stock-based compensation (2)	(1)	—	(2)	(1)
Restructuring charges (3)	—	—	(2)	—
Adjusted operations and support expense	$63	$61	$132	$132
Operations and support expense as a percent of GTV	0.8%	0.7%	0.9%	0.8%
Adjusted operations and support expense as a percent of GTV	0.8%	0.7%	0.8%	0.7%
___________
(1) The six months ended June 30, 2024 includes a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 16 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Research and development expense	$185	$166	$300	$310
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(2)	(2)	(4)
Stock-based compensation expense (1)	(75)	(58)	(54)	(92)
Payroll taxes related to stock-based compensation (2)	(3)	(2)	(11)	(9)
Restructuring charges (3)	—	—	(9)	—
Adjusted research and development expense	$106	$103	$224	$205
Research and development expense as a percent of GTV	2.3%	1.8%	1.8%	1.7%
Adjusted research and development expense as a percent of GTV	1.3%	1.1%	1.4%	1.1%

___________
(1) The six months ended June 30, 2024 includes a $79 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures and for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 16 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Sales and marketing expense	$203	$217	$387	$434
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)	(4)	(4)
Stock-based compensation expense (1)	(23)	(18)	(32)	(30)
Payroll taxes related to stock-based compensation (2)	(1)	(1)	(3)	(2)
Restructuring charges (3)	—	—	(3)	—
Adjusted sales and marketing expense	$177	$197	$345	$397
Sales and marketing expense as a percent of GTV	2.5%	2.4%	2.3%	2.4%
Adjusted sales and marketing expense as a percent of GTV	2.2%	2.2%	2.1%	2.2%
___________
(1) The six months ended June 30, 2024 includes an $8 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 16 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Adjusted General and Administrative Expense and Adjusted General and Administrative Expense as a Percent of GTV

We define adjusted general and administrative expense as general and administrative expense excluding depreciation and amortization expense; stock-based compensation expense; payroll taxes related to stock-based compensation; certain legal and regulatory accruals and settlements, net; reserves for sales and other indirect taxes, net; acquisition-related expenses; and restructuring charges. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards; certain legal and regulatory accruals and settlements, net; reserves for sales and other indirect taxes, net; acquisition-related expenses; and restructuring charges as they are not indicative of our operating performance.

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions, except percentages)
General and administrative expense	$114	$106	$212	$231
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)	(2)	(2)
Stock-based compensation expense (1)	(31)	(23)	(50)	(38)
Payroll taxes related to stock-based compensation (2)	(1)	(1)	(3)	(3)
Certain legal and regulatory accruals and settlements, net (3)	(4)	(6)	(7)	(45)
Reserves for sales and other indirect taxes, net (4)	2	—	3	1
Acquisition-related expenses	—	—	—	(1)
Restructuring charges (5)	—	—	(4)	—
Adjusted general and administrative expense	$79	$74	$149	$144
General and administrative expense as a percent of GTV	1.4%	1.2%	1.3%	1.3%
Adjusted general and administrative expense as a percent of GTV	1.0%	0.8%	0.9%	0.8%
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
(5) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 16 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Total operating expenses	$571	$554	$1,041	$1,115
Adjusted to exclude to the following:
Depreciation and amortization expense	(4)	(6)	(9)	(11)
Stock-based compensation expense (1)	(134)	(103)	(141)	(168)
Payroll taxes related to stock-based compensation (2)	(6)	(5)	(19)	(14)
Certain legal and regulatory accruals and settlements, net (3)	(4)	(6)	(7)	(45)
Reserves for sales and other indirect taxes, net (4)	2	—	3	1
Acquisition-related expenses	—	—	—	(1)
Restructuring charges (5)	—	—	(18)	—
Adjusted total operating expenses	$425	$434	$850	$877
Total operating expenses as a percent of GTV	7.0%	6.1%	6.3%	6.1%
Adjusted total operating expenses as a percent of GTV	5.2%	4.8%	5.1%	4.8%
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
(5) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 16 — Restructuring to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Liquidity and Capital Resources

We have financed our operations primarily through the net proceeds we have received from the issuance of equity securities and through fees received from retailers, customers, and brands. As of June 30, 2025, we had cash and cash equivalents of $1.5 billion and marketable securities of $109 million which were primarily held for working capital purposes.

Although we have generated profit in recent periods, including net income of $222 million for the six months ended June 30, 2025, we have historically experienced significant net losses as reflected in our accumulated deficit of $3.6 billion as of June 30, 2025. While we generated positive cash flows from operating activities during the years ended December 31, 2023 and 2024 and during the six months ended June 30, 2025, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

In June 2024, our board of directors authorized a share repurchase program to purchase up to an aggregate of $500 million of our common stock, which was subsequently increased to $750 million and later $1 billion in November 2024 and May 2025, respectively. During the six months ended June 30, 2025, we repurchased and immediately retired 5 million shares of our common stock for an aggregate purchase price of $205 million, including broker commissions, fees, and excise taxes, under this share repurchase program.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2025

	(in millions)
Net cash provided by operating activities	$349	$501
Net cash used in investing activities	—	(156)
Net cash used in financing activities	(1,055)	(175)

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash provided by operating activities was $501 million, which consisted of net income of $222 million, adjusted for certain non-cash items of $232 million, primarily driven by stock-based compensation expense of $172 million and by net cash inflows from changes in operating assets and liabilities of $47 million. The year over year increase in net changes in operating assets and liabilities, which impacted cash provided by operating activities, from a net cash inflow of $349 million to $501 million, was primarily driven by fluctuations in working capital from general business impacts such as (i) the timing of customer collections due to the collection of a large accounts receivable balance from a retailer and the mix of transaction types, such as those involving EBT SNAP and alcohol sales, which result in longer and uneven collection cycles; (ii) the timing of customer, vendor, and other third party payments and accruals; (iii) the timing of spend and usage of software subscriptions for hosting arrangements, and (iv) the overall growth of our business.

For the six months ended June 30, 2024, net cash provided by operating activities was $349 million, which consisted of net income of $191 million, adjusted for certain non-cash items of $216 million, primarily driven by stock-based compensation expense of $145 million and by net cash outflows from changes in operating assets and liabilities of $58 million. The year over year increase in cash provided by operating activities, which impacted cash provided by operating activities, from a net cash inflow of $242 million to $349 million, was primarily driven by net fluctuations in working capital from general business impacts such as (i) the timing of customer collections impacted by the mix of transaction types, such as those involving EBT SNAP, which result in longer and uneven collection cycles, (ii) the overall growth of our business, and (iii) the timing of customer, vendor, and other third party payments.

Cash Flows from Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $156 million, comprised primarily of purchases of marketable securities of $144 million; acquisition of business, net of cash acquired, of $105 million; and purchases of property and equipment, including capitalized internal-use software, of $34 million, partially offset by maturities of marketable securities of $127 million.

For the six months ended June 30, 2024, net cash used in investing activities was flat, comprised primarily of maturities of marketable securities of $44 million, partially offset by purchases of property and equipment, including capitalized internal-use software, of $38 million and purchases of marketable securities of $5 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was $175 million, comprised primarily of repurchases of common stock of $210 million and taxes paid related to net share settlement of equity awards of $14 million, partially offset by changes in advances from a payment card issuer of $43 million and proceeds from the exercise of stock options of $6 million.

For the six months ended June 30, 2024, net cash used in financing activities was $1,055 million, comprised primarily of repurchases of common stock of $1,040 million and taxes paid related to net share settlement of equity awards of $89 million, partially offset by proceeds from the exercise of stock options of $74 million.

Contractual Obligations and Commitments
As of June 30, 2025, there have been no material changes from the non-cancellable purchase commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

During the six months ended June 30, 2025, we amended a lease agreement for our corporate headquarters to terminate certain suites and extend the terms of other suites to 2034. As a result, our operating lease obligations increased by $21 million. Refer to Note 10 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and exchange risk, interest rate risk, and inflation risk as follows:

Foreign Currency and Exchange Risk
We transact business globally in multiple currencies, with the vast majority of our cash generated from revenue denominated in U.S. dollars and a small amount denominated in other foreign currencies. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar.

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

Interest Rate Risk

As of June 30, 2025, we had cash and cash equivalents of $1.5 billion and marketable securities of $109 million invested in a variety of securities, including money market funds and U.S. government and government agency debt securities. In addition, we had $137 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable, including due to the timing and final amounts of settlements with adverse parties, and our chances of success on the merits for any proceeding remain uncertain. In particular, an adverse ruling in connection with any misclassification class action may negatively impact our chances of success on the merits or settlement negotiation posture for our other outstanding misclassification claims and proceedings. As a result, such legal proceedings, individually or in the aggregate, could have a material impact on our business, financial condition, and results of operations. While we have accrued a legal reserve balance of $98 million as of June 30, 2025 relating to these misclassification claims and proceedings, as further described in Note 10 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, any actual losses incurred in connection with these claims against us may differ from the initial estimates of loss, including as a result of settlement negotiations, and such differences could be material. Regardless of the outcome, litigation and arbitration of these matters could have an adverse impact on us because of defense and settlement costs, individually and in the aggregate, diversion of management resources, and other factors.

We also anticipate future claims, lawsuits, arbitration proceedings, administrative actions, and government investigations and audits in various jurisdictions challenging our classification of shoppers as independent contractors and not employees. In California, Proposition 22 provides more legal certainty regarding the status of independent workers offering delivery services in California from the time it became effective on December 16, 2020. Although the constitutionality of Proposition 22 was subsequently challenged, on July 25, 2024, the California Supreme Court upheld Proposition 22 as constitutional. However, there may continue to be legal challenges, or legislative or other attempts to amend or otherwise invalidate the benefits, protections or the independent worker status provided by Proposition 22. Any future judgments, settlements, or orders issued by a court or governmental body or otherwise in connection with any judicial, administrative, or legal proceeding that results in us being prohibited from continuing to engage with independent-contractor shoppers in the manner we currently do would materially impair our business, growth, and results of operations due to a variety of factors including but not limited to, our adoption of one or more alternative fulfillment strategies and the associated costs that would be required, defense and settlement costs, individually and in the aggregate, diversion of management resources, and such proceedings may result in additional contingency reserves for purposes of our financial statements. In addition, even though Proposition 22 was upheld, we may still face allegations that certain of our business practices do not satisfy all of the elements of Proposition 22. While we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits. For more information, see the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—If the contractor status of shoppers who use Instacart is successfully challenged, or if additional requirements are placed on our engagement of independent contractors, we may face adverse business, financial, tax, legal, and other consequences” and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Shopper Classification Developments.”

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

Securities Litigation

On January 25, 2024, a purported stockholder filed suit against us and certain of our current and former officers and directors in the Northern District of California, on behalf of a putative class of purchasers of our common stock in our IPO or between September 19, 2023 and October 1, 2023. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) in connection with the IPO, and seeks damages and attorneys’ fees, among other things. An amended complaint also added the underwriters of our IPO as defendants. On October 29, 2024, we filed a motion to dismiss the amended complaint, which the court granted on May 9, 2025 with leave to amend. On May 30, 2025, plaintiffs agreed to dismiss the case with prejudice, without receiving any compensation.

FTC Investigation

In July 2025, staff of the Federal Trade Commission (“FTC”) asserted they had authority to enter into consent negotiations with us relating to certain of our marketing and Instacart+ membership program practices. Although we disagree with the FTC staff’s positions, we are engaged in discussions to explore a potential resolution. If we are unable to reach a resolution, the FTC may proceed with litigation, which we are prepared to contest vigorously. The defense and resolution of this matter could give rise to significant costs. This matter could result in remedies or compliance requirements that may adversely affect our operating performance and/or have a material adverse impact on our financial results.

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
We have experienced rapid growth in prior periods, which was driven substantially by the COVID-19 pandemic, which led to significant demand for our offerings, and the rapid evolution of the online grocery shopping industry, as well as the other retail categories in which we operate. However, our growth rates have decreased from what we historically experienced and may continue to decrease or fluctuate as a result of macroeconomic and geopolitical uncertainty, including as a result of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, inflation risk, actual or perceived risk of an economic recession, cessation of or changes to government aid programs, the effects of severe weather patterns, increasing competition, strategic initiatives, and the maturation of our business, among others. We also cannot be certain whether we will drive greater engagement from new or existing retailers, customers, or brands or maintain or increase the level of demand for our offerings over the long term. As a result of the foregoing, our prior growth rates and financial performance should not necessarily be considered indicative of our future performance and results of operations.
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
•macroeconomic uncertainty, including as a result of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, as well as related price increases, inflation risk, and actual or perceived risk of an economic recession;
•future public health outbreaks, or a future outbreak of disease or similar public health concern;

•market acceptance of online grocery shopping and smart carts;
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
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate, including as a result of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, as well as related price increases, inflation risk, and actual or perceived risk of an economic recession;
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
You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets, in particular, markets such as the online grocery industry that are or could be materially impacted by significant regulatory changes, tariffs or other trade restrictions, global pandemics, and economic recessions. If our assumptions regarding the risks and uncertainties that we consider in planning and operating our business are incorrect or change, or if we do not address these risks and uncertainties successfully, including due to the lack of historical data from and experience in operating our business at its current scale, scope, and complexity, the continued evolution of our business and the online grocery industry, or other factors, our results of operations could differ materially from our expectations, and our business, financial condition, and results of operations could be adversely affected.
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
Our ability to generate and expand profitability is highly impacted by growth in our diversified revenue streams and our ability to drive operational efficiencies in our business. Our efforts to maintain and increase our profitability may not succeed due to factors such as evolving consumer behavior trends in grocery shopping, including the impacts of future public health outbreaks, impacts on prices of goods due to trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, inflationary pressures or other factors, actual or perceived risk of an economic recession, unfavorable macroeconomic conditions, customer engagement and retention, changes in our revenue mix and retailer, customer, and brand partner fees, the costs associated with complying with evolving regulatory regimes, including costs associated with order fulfillment, collection and credit risks, our ability to hire and retain highly skilled personnel, our ability to effectively scale our operations, and the continuing evolution of the online grocery industry, many of which are beyond our control.
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
In addition, expenditures by brands tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions have also adversely affected the demand for advertising and caused brands to reduce the amounts they spend on advertising. For example, we have seen and may continue to see reduced demand for advertising from brands that are exercising caution with their spending budgets and either slowing or reducing their campaigns due to, among other things, macroeconomic uncertainty, including as a result of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, global supply chain disruptions, labor shortages or disputes, changing consumer preferences, geopolitical conflicts including the war in Ukraine and conflicts in the Middle East, and reduced consumer confidence. These factors have had a negative impact on our advertising revenue, and such impact is expected to continue in future periods. These factors may also negatively impact our ability to forecast our advertising revenue as the extent of the ongoing impact of these macroeconomic factors on our business and on global economic activity generally is uncertain and may continue to adversely affect our business, operations, and financial results. In addition, brand partners have in the past reduced, and may in the future reduce, their spend on Instacart as a result of decreases in our GTV growth, the timing of adoption of new advertising formats and offerings, or for any other reason, which has in the past resulted and may continue to result in reductions in the growth of brand partner digital marketing spend on Instacart and related decreases in advertising and other revenue growth in future periods. Our ability to sustain or increase profitability depends in part on our advertising revenue, and failure to maintain or grow our advertising revenue could harm our prospects, business, financial condition, and results of operations, as well as impact our ability to strategically lower fees and invest in larger marketing campaigns, new offerings, and select geographic expansions.
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
With respect to Instacart Ads, our current and potential competitors include, but are not limited to: (i) third-party platforms that assist retailers with monetization of their digital offerings for consumers, such as CitrusAd (acquired by Publicis Groupe), Criteo, Moloco, and Quotient, (ii) first-party retailer-owned solutions that provide online advertising opportunities to brands on their owned and operated domains, such as Amazon, Kroger, Target, Walmart, and others, some of which are also retailers on Instacart, (iii) companies that provide e-commerce and fulfillment services for third parties, including retailers, which currently offer or may in the future offer advertising products, such as DoorDash and Uber Eats, and (iv) companies that offer established online advertising products that are not specifically limited to the grocery industry, such as those offered by Amazon, Google, Meta, and Snap.
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
•macroeconomic uncertainty, including as a result of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies;
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
Operating our business and platform involves the collection, use, storage, transmission, and other processing of sensitive, proprietary, and confidential information, including personal information of customers, shoppers, and personnel, our proprietary and confidential information, and the confidential information of partners including retailers and brands. Security incidents compromising the confidentiality, integrity, or availability of this information or our IT systems or data (or those of third parties upon which we rely or otherwise engage with), or disrupting our ability (or that of third parties with whom we work) to provide our offerings, products, and/or services, could materially impact our business and results of operations. We face evolving cybersecurity threats and threat actors including but not limited to state-sponsored and advanced persistent threat actors, malicious code and malware (such as viruses, worms and ransomware), social engineering (including deep fakes, which may be increasingly difficult to identify as fake, phishing, and vishing), denial-of-service attacks, credential harvesting, credential stuffing, supply-chain attacks, server malfunctions, software or hardware failures, security bugs, vulnerabilities or misconfigurations in the software or systems on which we rely, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In addition, malfeasance, error, theft, or misuse by our own personnel or the personnel of our strategic partners, our collaborators, or the third-party service providers with which we engage, of our intellectual property, financial data, or employee, retailer, customer, brand, or shopper data, could adversely affect our business and results of operations, particularly if such information is provided to or accessed by a competitor.
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
We have incorporated and may continue to incorporate additional artificial intelligence and machine learning (“AIML”) solutions into our platform, offerings, services, and features, including those based on large language models, and these applications have become more important to our operations and to our future growth over time. We expect to rely on AIML solutions to help drive future growth in our business and reduce costs, but there can be no assurance that we will realize the desired or anticipated benefits from AIML. We may also fail to properly implement or market our AIML solutions. Our competitors or other third parties may incorporate AIML into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AIML may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AIML applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. Third-party AIML technologies, including agent-based applications capable of performing online tasks on behalf of users, may change how consumers interact with our offerings, including our advertising offerings. Failure to adapt our offerings to such technologies may in the future impact our financial performance and results of operations. A number of national, state, and local regulators have adopted comprehensive legal compliance frameworks specifically for AIML, and others may adopt similar frameworks in the future. For example, both the European Union and several U.S. states have adopted or proposed such AIML legislation and/or regulations. These and any future regulations may impact our ability to utilize our AIML solutions or develop new solutions and any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business. Our use of AIML applications may also create additional confidentiality, security, and related risks. For instance, any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party AIML solution could be leaked or disclosed to others, including if sensitive information is used to train a third party’s AIML model. Additionally, the use of AIML applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AIML applications could adversely affect our reputation and results of operations. AIML also presents emerging ethical issues and if our use of AIML becomes controversial, we may experience brand or reputational harm.
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
Producing and offering hardware products will also involve new or heightened risks to our business, such as manufacturing and inventory risks resulting from supply chain disruptions, user safety risks and additional expenses resulting from product defects, import and export expenses, in particular, if such expenses increase as a result of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, and other hardware-related costs. For example, any interruption to the manufacturing, inventory, or import and export of hardware products produced by Caper may negatively impact the development, deployment, and adoption of such products. Although we believe these investments will improve our financial results over the long term, they may negatively impact our short-term financial results, which may be inconsistent with the short-term expectations of our stockholders. Moreover, there can be no assurance that retailer, consumer, or brand demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that offerings developed by others will render any new offerings noncompetitive or obsolete. Even if we are successful in expanding our offerings or technologies to enter new markets or areas of business, regulatory authorities may subject us to new rules or restrictions, including in their interpretations of existing retailer or brand collective bargaining agreements, in response to our innovations that could increase our expenses or prevent us from successfully deriving value from these offerings or technologies. For example, our Instacart Health offering may subject us to rules governing the use and processing of health information, such as the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), and regulatory requirements for interacting with health plans, government benefit programs, nonprofits, and other players in the healthcare space. If we do not realize the expected benefits of these investments, our business, financial condition, and results of operations may be harmed.
Our marketing efforts to help grow our business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase and engage our customer base and achieve broader market acceptance of our offerings.
Promoting awareness and driving adoption of our offerings is important to our ability to grow our business, and attracting and engaging new retailers, customers, brands, and shoppers can be costly. Our consumer marketing efforts currently include, without limitation, digital performance marketing that includes search, programmatic, and social; customer relationship management (“CRM”) based marketing that includes push notifications, text messaging, email marketing, linear television, audio, and shopping ads; and co-marketing efforts with retailers, payment providers, brands, and other partners. Some of these marketing efforts rely on our ability to utilize third-party systems or platforms, which are subject to their own operational and regulatory risks. To drive existing customer reengagement, we also utilize targeted promotions including time-limited $0 delivery offers and coupons. We also provide incentives to brands to advertise on our platform, increase their engagement, and promote the launch of new advertising solutions. For shoppers, we reach them primarily through digital performance marketing and through in-app prompts. Our marketing initiatives may become increasingly expensive, and we may fail to generate a meaningful return on these initiatives, if at all. For example, we have incurred increased expenditures on our marketing and consumer incentive initiatives to accelerate the growth of our business, which have and may continue to have an effect on revenue and may harm our profitability in the near term. We also have limited experience conducting broad brand marketing campaigns and other marketing initiatives given the current scale, scope, and complexity of our business. Even if we successfully increase revenue as a result of consumer marketing efforts, it may not offset the additional marketing expenses we incur. Our marketing campaigns may also be long-term endeavors, and we may not be able to accurately assess the success of these campaigns for several periods. If our marketing efforts to help grow our business are not effective or if we reduce our marketing expenditures, we expect that our business, financial condition, and results of operations would be adversely affected.
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
For example, our business is impacted by the amount of disposable income that consumers have to spend on online grocery shopping. Actual or perceived risks of an economic recession, elevated interest rates, cessation of or changes to government aid programs, and recent inflationary pressures have adversely impacted consumer disposable income and resulted in decreased customer retention and engagement as well as reduced advertising spending by brands. We may continue to experience these impacts, including as a result of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies. In addition, in response to adverse economic conditions or a decrease in discretionary income, consumers may opt to purchase groceries or other consumer goods themselves, instead of through Instacart, or choose to purchase groceries from bargain or other lower-cost retailers that are not on Instacart. We may not be able to fully offset higher costs through operational efficiencies and/or price optimizations, and while certain of our new offerings are focused on value and affordability, these initiatives may not fully offset pricing challenges faced by customers. In addition, increases in food, labor, fuel, rent, energy, supply, and other costs, many of which are beyond the control of our retail partners, have increased retailers’ operating costs and caused our retail partners to raise prices and may cause further price increases in the future. In many cases, these retailers may not be able to pass along these increased costs to consumers and, as a result, may reduce product offerings or cease operations. If spending at many of the retailers in our network declines, or if a significant number of these retailers goes out of business, consumers may be less likely to use our service, which could harm our business and results of operations. Reduced customer spending on Instacart could also cause our retail partners to reduce or cease engagement with Instacart. Further, increases in gas prices or other factors that increase the costs to operate motor vehicles could make it prohibitively expensive for shoppers to deliver to customers.
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
Our success and future growth depend largely upon the continued services of our management team. From time to time, there have been and may continue to be changes in our executive management team resulting from the hiring or departure of these personnel, due to voluntary termination of employment, illness, death, disability, or otherwise. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. For example, Fidji Simo, our Chief Executive Officer, has resigned, to be effective August 15, 2025, and we have appointed Chris Rogers as our new Chief Executive Officer, to be effective as of such date. Additionally, Daniel Danker, our Chief Product Officer, has resigned, to be effective August 15, 2025. The loss of one or more of our executive officers, including due to a leave of absence for medical reasons or otherwise, or the failure by our executive team to effectively work together or with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering capabilities. We do not maintain key man life insurance with respect to any member of management or other employee.
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

Our accounts receivable are subject to collection and credit risks, which could negatively impact our results of operations and affect our liquidity and our ability to fully fund our ongoing operations. Retailers are generally obligated to pay our fees within 45 days of invoicing, and brands are generally obligated to do so within 30 to 90 days. In times of economic recession or uncertainty or as a result of any disruptive event such as uncertainty in the political and regulatory environment and financial markets, trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, or future public health outbreaks, the number of retailers or brands that default on payments owed to us may increase. In addition, our results of operations may be impacted by significant bankruptcies among retailers or brands, which could negatively impact our revenue and cash flows. We cannot assure you that our processes to monitor and mitigate these risks will be effective. If we fail to adequately assess and monitor our collection and credit risks, we could experience longer payment cycles, increased collection costs, and higher bad debt expense, and our business, financial condition, and results of operations could be harmed.
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
Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, consumer demands, and competitive pressures. In some circumstances, we may choose to expand our services and grow our business through the acquisition of complementary businesses and technologies rather than through internal development. For example, in April 2025, we acquired Marlin9 Holdings, Inc., which operates as Wynshop, a provider of e-commerce retail solutions for grocers and retailers. We have also entered in the past, and will continue to seek in the future, strategic partnerships, collaborations, or commercial arrangements, or alliances with third parties, which we refer to collectively as collaborations. The identification of suitable acquisition candidates or collaborators can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions or collaborations, including as a result of regulatory inquiries or actions by antitrust authorities. In particular, our proposed or completed acquisitions or collaborations may be subject to investigations or enforcement actions by antitrust regulatory bodies in the countries in which we operate, such as the Department of Justice and the FTC, which have recently increased their scrutiny of merger or collaboration activity, particularly in the technology sector. In addition, once we have completed an acquisition, we may not be able to successfully integrate the acquired business.
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
We have funded our operations since our founding primarily through equity financings and cash generated from our operations. We cannot be certain if our operations will continue generating sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our offerings and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features, or enhance our offerings, improve our operating infrastructure, or acquire complementary businesses and technologies. We have also expended and may continue to expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. In particular, macroeconomic factors, including trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, inflationary pressures, elevated interest rates, actual or perceived risks of an economic recession, and bank failures have caused disruption in the credit and financial markets in the United States and worldwide, which may reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our offerings, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
We have in the past been, are currently, and may in the future become, involved in claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings. We have in the past been, are currently, and/or may in the future become subject to investigations and legal proceedings relating to various matters including whether we fulfilled our contractual obligations to or improperly withheld pay or tips from shoppers, whether we adequately protected the public’s or shoppers’ health and safety, whether we properly provide protected leave, whether we properly paid taxes, whether we properly implemented and disclosed our fees, whether we improperly conduct background checks of shoppers, and whether we are responsible for injury resulting from alleged shopper actions or negligence. We also have in the past been, are currently, and/or may in the future become subject to investigations and legal proceedings involving bodily injury and property damage, labor and employment, anti-discrimination claims, commercial and contract disputes, unfair competition, consumer protection regulations, including fees and pricing related disclosures, marketing practices, and automatic renewal laws, intellectual property, transactions involving our securities, privacy, data security, and data protection, environmental laws and regulations, health and safety, weights and measures, compliance with regulatory requirements, and other matters. For example, in July 2025, staff of the FTC asserted they had authority to enter into consent negotiations with us relating to certain of our marketing and Instacart+ membership program practices. See the section titled “Legal Proceedings” for more information.
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
Further, with the potential for conflicting rules and new or upcoming rules or changes in the interpretation of such rules regarding the scope and enforceability of arbitration, some or all of our arbitration provisions could be subject to challenge or may need to be to exempt certain categories of protection. For example, some plaintiffs’ attorneys have argued that certain shoppers are workers “in interstate commerce” and are thus exempt from the Federal Arbitration Act, and it remains possible that a court could find our agreements unenforceable against those shoppers. If our arbitration agreements were found to be unenforceable, in whole or in part, or specific claims were required to be exempted from arbitration, we could experience an increase in our litigation costs and the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition, and results of operations.
Our business is subject to various laws and regulations, which may change or increase over time and subject us to increased compliance costs and liabilities.
Our business is subject to changing laws, rules, and regulations, including, without limitation, federal, state, and local laws, and in the future, country specific laws, governing the internet, e-commerce, and hardware devices, including electronic payments, privacy, data security, data protection, the use of AIML technologies, pay and fee transparency, health information privacy and security, consumer protection, marketing and advertising (including terms and conditions and disclosure), gift cards, health and safety, food and product safety, product labeling and traceability, import and export, zoning and permitting, hardware device certification, sustainability, environmental, tax, insurance, employment, weights and measures, alcohol and other age-restricted products, and worker classification compensation (including minimum earnings). Some of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. New laws and regulations have been and may continue to be adopted, implemented, or interpreted to apply to us, and existing laws and regulations that we currently comply with and operate under may be interpreted differently in the future, including as a result of changes to our business. Some of these laws and regulations will, or may in the future, require us to change our business and operations, pricing, or fee disclosures, which may be costly and harm our customer retention and engagement as well as our results of operations. Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and in particular, companies in the “gig economy” that rely on the services of independent contractors.
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
The cost of compliance with the evolving and ever-changing legal and regulatory environment may be significant and have required us to modify our business and operations or pricing. Our failure or perceived failure to comply with existing or future laws, rules, and regulations could subject us to litigation, audits, investigations, disputes, or other legal proceedings that could result in fines, civil liability, mandatory injunctions, or consent orders that change or restrict how we operate or require cessation of operations. As our business matures and we expand geographically and into different retail categories or use cases, we may become subject to new laws and regulations in new jurisdictions. It is difficult to predict how existing and future laws will be applied to our business as it exists today and may exist in the future.
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
Instacart and our offerings are subject to U.S. import and export controls, including the Export Administration Regulations, and we incorporate encryption technology into certain of our offerings. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report. In addition, we have immaterial operations in Asia relating to the design, engineering, and supply of Caper Carts to certain of our retail partners’ stores, whose operations are subject to import and export controls. Any adverse changes in trade relations with countries where we have such operations, including trade policies enacted or proposed by the United States, such as tariff increases and other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, and import and export licensing and control requirements, could interfere with the shipment of Caper Carts to our retail partners, which could have a negative impact on future development and adoption of Caper Carts and related prospects.
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
•complying with varying laws and regulatory standards, including with respect to privacy, data security, data protection and transfer restrictions, AI, safety, tax, and local regulatory restrictions;
•obtaining any required government approvals, licenses, or other authorizations;
•varying levels of internet and mobile technology adoption and infrastructure;
•currency exchange restrictions or costs and exchange rate fluctuations;
•operating in jurisdictions that do not protect intellectual property rights in the same manner or to the same extent as the United States;
•changing perceptions or reputation of U.S. products and services in non-U.S. markets;

•public health concerns or emergencies may occur in various parts of the world in which we operate or may operate in the future; and
•limitations on the repatriation and investment of funds, as well as foreign currency exchange restrictions.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. For example, the possibility of adverse changes in trade or political relations with countries where we have operations relating to the design, engineering, and supply of Caper Carts, political instability, or increases in labor costs could interfere with the manufacturing and/or shipment of Caper Carts. We also rely on contract and third-party manufacturers in Asia for Caper Carts and their components, which exposes us to risks such as historically lower protection of intellectual property rights, unexpected or unfavorable changes in regulatory requirements, including the imposition or proposed imposition by the United States of tariffs, economic sanctions, export controls, and other trade restrictions, laws, regulations, and executive orders affecting international trade, uncertainty related thereto, and responses by foreign governments to such policies, volatility in currency exchange rates, and difficulties associated with local legal systems. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.
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
We may not be able to successfully halt the operations of copycat websites or the infringement or misappropriation of intellectual property rights in Instacart, or elements or functionality embodied therein, including, but not limited to, our digital catalog. From time to time, third parties, including with the use of AI, have in the past accessed, and may in the future access, Instacart’s servers without authorization and misappropriated our digital catalog through website scraping, “bots,” web crawlers, or other tools or means. In addition, copycat websites have imitated or attempted to imitate elements or functionality of Instacart. As a result, we have employed technological and legal measures, including initiating lawsuits, in an attempt to halt such infringement or misappropriation. We expect such activities to continue to occur. However, we may not be able to detect all such activities in a timely manner and, even if we do, we cannot guarantee that our efforts to protect and enforce our intellectual property rights will be successful. Regardless of whether we can successfully enforce our rights against these websites or third parties, any measures that we may take could require us to expend significant financial or other resources.
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
We use third-party open-source software in connection with the operation, development, and deployment of Instacart and our offerings. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and their compliance with the terms of the applicable open-source license. We may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Some open-source licenses require end-users who distribute or make available across a network software and services that include open-source software to make available the source code of all or part of such software, which in some circumstances could include valuable proprietary code, and also prohibit the charging of fees to licensees for use of such code. While we employ practices designed to monitor our compliance with the licenses of third-party open-source software and to shield our valuable proprietary source code from these open-source license requirements, we have not run a complete open-source license review and may inadvertently use third-party open-source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, that could require us to disclose source code of our proprietary software, prohibit us from charging fees for use of our proprietary software, or render our software temporarily unavailable. Furthermore, there is an increasing number of open-source software license types, many of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required to publicly release certain portions of our proprietary source code, expend substantial time and resources to re-engineer some or all of our software, or temporarily disable one or more features of our platform. Further, our use of any AI-assisted coding tools that use or are based on any open source software may heighten the foregoing risks.
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
•other events or geopolitical factors, including those resulting from war, incidents of terrorism, tariffs or other trade restrictions enacted or proposed to be enacted, or responses to these events;
•health epidemics, such as influenza, and other highly infectious diseases;
•the inclusion, exclusion, or deletion of our stock from any trading indices, including the S&P 400 Index, to which we were recently added; and
•sales or expectations with respect to sales of shares of our capital stock by us or our security holders.
In addition, stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated or disproportionate to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. For example, we were subject to a class action lawsuit in federal court alleging federal securities law violations in connection with our IPO, which was dismissed with prejudice on May 30, 2025 without plaintiffs receiving any compensation. Any securities litigation that may be instituted against us in the future could result in substantial costs and a diversion of our management’s attention and resources and adversely affect our business, results of operations, and financial condition.
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
In November 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $500 million of our common stock, at management’s discretion, which was subsequently increased to $1 billion in February 2024 and used in its entirety during 2024. In June 2024, we announced that our board of directors authorized a new $500 million share repurchase program, which was subsequently increased to $750 million and later $1 billion in November 2024 and May 2025, respectively. Repurchases under this new program may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our common stock under this authorization.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)		(in thousands)	(in millions)
April 1, 2025 to April 30, 2025	1,876	$39.83	1,876	$393
May 1, 2025 to May 31, 2025	127	$39.86	127	$388
June 1, 2025 to June 30, 2025	701	$44.05	701	$357
Total	2,704		2,704
___________
(1) In June 2024, our board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million and later $1 billion in November 2024 and May 2025, respectively. The share repurchase program has no expiration date. In determining the authorization of each share repurchase program, including the amount authorized, our board of directors considered the trading price levels of our common stock, including relative to that of comparable companies, our cash position, and other relevant business, tax, and legal factors. Our board of directors also considered our profitability and positive operating cash flow in recent periods, which enable us to both engage in capital return and reinvest in our talent, technology, and long-term endeavors to drive more profitable growth and help our partners navigate the digital transformations of their businesses. As such, our board of directors believes that these factors will allow us to generate more value for our stockholders over the long term. For more information regarding the risks associated with our share repurchase program, see the section titled “Risk Factors—Risks Related to Ownership of Our Common Stock—We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.”
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

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Maplebear Inc.	8-K	001-41805	3.1	9/22/2023
3.2	Certificate of Designation of Series A Convertible Preferred Stock.	8-K	001-41805	3.2	9/22/2023
3.3	Amended and Restated Bylaws of Maplebear Inc.	S-1/A	333-274213	3.4	9/11/2023
10.1+	Transition and Acknowledgement Letter between the Registrant and Fidji Simo, dated May 27, 2025.	8-K	001-41805	10.1	5/28/2025
10.2+	Amended and Restated Offer Letter between Maplebear Canada ULC and Chris Rogers, dated May 26, 2025.	8-K	001-41805	10.2	5/28/2025
10.3	Office Lease Agreement between the Registrant and 50 Beale Street LLC, dated May 12, 2015, as amended through June 4, 2025.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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

MAPLEBEAR INC.

Date:	August 8, 2025	By:	/s/ Fidji Simo
Fidji Simo
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 8, 2025	By:	/s/ Emily Reuter
Emily Reuter
Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2025	By:	/s/ Lisa Blackwood-Kapral
Lisa Blackwood-Kapral
Chief Accounting Officer
(Principal Accounting Officer)