Form 10-Q
period 2025-09-30
Maplebear Inc.
filed 2025-11-10
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 262,532,964 shares of common stock, par value $0.0001 per share, as of October 31, 2025.

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
•macroeconomic and industry trends, including the impact on our business of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, inflation, elevated interest rates, the effects of supply chain challenges, cessation of, interruptions to, or changes to government aid programs, heightened recession risk, and geopolitical conflicts;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	As of December 31,	As of September 30,
	2024	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,278	$1,690
Short-term marketable securities	91	39
Accounts receivable, net of allowance of $4 and $3, respectively	1,014	1,042
Restricted cash and cash equivalents, current	152	126
Prepaid expenses and other current assets	162	134
Total current assets	2,697	3,031
Long-term marketable securities	—	62
Restricted cash and cash equivalents, noncurrent	19	18
Property and equipment, net	200	218
Operating lease right-of-use assets	21	31
Intangible assets, net	52	74
Goodwill	317	392
Deferred tax assets, net	771	696
Other assets	38	18
Total assets	$4,115	$4,540
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80	$78
Accrued and other current liabilities	505	532
Operating lease liabilities, current	13	3
Deferred revenue	200	219
Total current liabilities	798	832
Operating lease liabilities, noncurrent	13	34
Other long-term liabilities	25	23
Total liabilities	836	889
Commitments and contingencies (Note 10)
Series A redeemable convertible preferred stock; $0.0001 par value per share; 5,833 shares authorized, issued, and outstanding as of December 31, 2024 and September 30, 2025	186	193
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 24,167 shares authorized as of December 31, 2024 and September 30, 2025; zero shares issued and outstanding as of December 31, 2024 and September 30, 2025	—	—
Common stock, $0.0001 par value per share; 2,000,000 shares authorized as of December 31, 2024 and September 30, 2025; 260,964 and 265,508 shares issued and outstanding as of December 31, 2024 and September 30, 2025, respectively	—	—
Additional paid-in capital	6,687	6,953
Accumulated other comprehensive loss	(9)	(4)
Accumulated deficit	(3,585)	(3,491)
Total stockholders’ equity	3,093	3,458
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$4,115	$4,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue	$852	$939	$2,495	$2,750
Cost of revenue	211	247	617	709
Gross profit	641	692	1,878	2,041
Operating expenses:
Operations and support	64	62	206	203
Research and development	149	169	449	479
Sales and marketing	213	206	600	640
General and administrative	77	87	289	319
Total operating expenses	503	525	1,544	1,641
Income from operations	138	166	334	401
Other income (expense), net	—	(1)	(2)	1
Interest income	15	16	54	45
Income before provision for income taxes	153	181	386	447
Provision for income taxes	35	37	77	81
Net income	$118	$144	$309	$366
Accretion related to Series A redeemable convertible preferred stock	(2)	(2)	(7)	(7)
Net income attributable to common stockholders, basic	$116	$142	$302	$359
Accretion related to Series A redeemable convertible preferred stock	2	2	—	7
Net income attributable to common stockholders, diluted	$118	$144	$302	$366

Net income per share attributable to common stockholders:
Basic	$0.45	$0.54	$1.13	$1.37
Diluted	$0.42	$0.51	$1.06	$1.30
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	259,660	264,895	266,550	263,314
Diluted	281,003	283,176	285,701	282,479
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Net income	$118	$144	$309	$366
Other comprehensive income (loss):
Change in foreign currency translation adjustments	2	(2)	(3)	5
Total other comprehensive income (loss)	2	(2)	(3)	5
Comprehensive income	$120	$142	$306	$372

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

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY, CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at June 30, 2024	5,833	$182	263,573	$—	$6,525	$(2)	$(3,484)	$3,039
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	4,055	—	—	—	—	—
Exercise of common stock options	—	—	307	—	2	—	—	2
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(105)	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	78	—	—	78
Other comprehensive income	—	—	—	—	—	2	—	2
Repurchase and retirement of common stock	—	—	(10,783)	—	—	—	(362)	(362)
Net income	—	—	—	—	—	—	118	118
Forfeiture of restricted stock	—	—	(61)	—	—	—	—	—
Balance at September 30, 2024	5,833	$184	256,986	$—	$6,600	$—	$(3,728)	$2,872

The accompanying notes are an integral part of these condensed consolidated financial statements

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY, CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	5,833	$186	260,964	$—	$6,687	$(9)	$(3,585)	$3,093
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	3,661	—	—	—	—	—
Exercise of common stock options	—	—	451	—	4	—	—	4
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(154)	—	(8)	—	—	(8)
Stock-based compensation	—	—	—	—	77	—	—	77
Repurchase and retirement of common stock	—	—	(2,405)	—	—	—	(94)	(94)
Net income	—	—	—	—	—	—	106	106
Balances at March 31, 2025	5,833	$188	262,517	$—	$6,758	$(9)	$(3,573)	$3,176
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	3,464	—	—	—	—	—
Exercise of common stock options	—	—	301	—	2	—	—	2
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(135)	—	(6)	—	—	(6)
Stock-based compensation	—	—	—	—	117	—	—	117
Other comprehensive income	—	—	—	—	—	7	—	7
Repurchase and retirement of common stock	—	—	(2,704)	—	—	—	(111)	(111)
Net income	—	—	—	—	—	—	116	116
Balances at June 30, 2025	5,833	$191	263,443	$—	$6,869	$(1)	$(3,568)	$3,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY, CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at June 30, 2025	5,833	$191	263,443	$—	$6,869	$(1)	$(3,568)	$3,299
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	3,661	—	—	—	—	—
Exercise of common stock options	—	—	144	—	1	—	—	1
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(161)	—	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	92	—	—	92
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Repurchase and retirement of common stock	—	—	(1,579)	—	—	—	(67)	(67)
Net income	—	—	—	—	—	—	144	144
Balances at September 30, 2025	5,833	$193	265,508	$—	$6,953	$(4)	$(3,491)	$3,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2025
OPERATING ACTIVITIES
Net income	$309	$366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	39	65
Stock-based compensation expense	214	253
Impairments of long-lived assets and other assets	—	21
Provision for bad debts	16	12
Amortization of operating lease right-of-use assets	9	7
Deferred income taxes	55	66
Other	2	(4)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(112)	(35)
Prepaid expenses and other assets	(7)	46
Accounts payable	(3)	(3)
Accrued and other current liabilities	18	(17)
Deferred revenue	13	18
Operating lease liabilities	(12)	(7)
Other long-term liabilities	(7)	(2)
Net cash provided by operating activities	534	788
INVESTING ACTIVITIES
Purchases of marketable securities	(25)	(230)
Maturities of marketable securities	54	221
Purchases of property and equipment, including capitalized internal-use software	(52)	(49)
Acquisitions of businesses, net of cash acquired	—	(105)
Other investing activities	(3)	(1)
Net cash used in investing activities	(26)	(163)
FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(92)	(21)
Proceeds from exercise of stock options	76	8
Changes in advances from payment card issuer	57	41
Repurchases of common stock	(1,397)	(272)
Net cash used in financing activities	(1,356)	(245)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	(4)	4
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	(852)	384
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	2,293	1,449
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$1,441	$1,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of tax refunds	$13	$41
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$27	$33
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION RELATED TO LEASES
Remeasurement of operating lease right of use assets	$—	$17
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,288	$1,690
Restricted cash and cash equivalents, current	134	126
Restricted cash and cash equivalents, noncurrent	19	18
Total cash, cash equivalents, and restricted cash and cash equivalents	$1,441	$1,833

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

There have been no significant changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 that have had a material impact on the condensed consolidated financial statements and related notes.

Rounding
For purposes of clarity and ease of presentation, numbers presented in the condensed consolidated financial statements and accompanying footnotes may not sum precisely to the totals provided. The underlying data used in the calculations, including percentages, is not rounded.

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
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard can be applied on a prospective basis with the option to apply retrospectively. The Company is currently evaluating the impact this standard will have on the consolidated financial statements and accompanying footnotes.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated information about certain income statement expense line items on an annual and interim basis. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, as clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact this standard will have on the consolidated financial statements and accompanying footnotes.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which provides updated guidance on the capitalization of internal-use software costs. The standard is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact this standard will have on the consolidated financial statements and accompanying footnotes.

3.	Revenue
Disaggregation of Revenue
The following table summarizes the disaggregation of revenue according to type of revenue and is consistent with how the Company evaluates financial performance. The Company believes this depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions)
Transaction	$606	$670	$1,804	$1,979
Advertising and other	246	269	691	771
Total revenue	$852	$939	$2,495	$2,750
Revenue by geographic areas based on bill-to location was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions)
United States	$821	$906	$2,399	$2,646
International (1)	31	33	96	104
Total revenue	$852	$939	$2,495	$2,750
___________
(1) No individual international country represented 10% or more of the Company’s total revenue for the three or nine months ended September 30, 2024 or 2025.
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue primarily consists of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2024 and September 30, 2025 is expected to be recognized within a year. During the nine months ended September 30, 2024 and 2025, the Company recognized $186 million and $187 million of revenue, respectively, from the deferred revenue balance as of December 31, 2023 and 2024.

There were no material contract assets as of December 31, 2024 or September 30, 2025.
Concentrations of Credit Risk
The following customers accounted for 10% or more of the Company’s accounts receivable as of December 31, 2024:

As of December 31,
2024

Customer A	10%
Customer E	16%

No customers accounted for 10% or more of the Company’s accounts receivable as of September 30, 2025.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Fair Value Measurements
The following tables summarize assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$849	$—	$—	$849
U.S. government and government agency debt securities	—	35	—	35
Total cash equivalents	849	35	—	884
Short-term marketable securities
U.S. government and government agency debt securities	—	91	—	91
Total short-term marketable securities	—	91	—	91
Total	$849	$126	$—	$975

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$1,171	$—	$—	$1,171
Commercial paper	—	93	—	93
U.S. government and government agency debt securities	—	55	—	55
Total cash equivalents	1,171	148	—	1,319
Short-term marketable securities
Commercial paper	—	14	—	14
U.S. government and government agency debt securities	—	25	—	25
Total short-term marketable securities	—	39	—	39
Long-term marketable securities
U.S. government and government agency debt securities	—	62	—	62
Total long-term marketable securities	—	62	—	62
Total	$1,171	$249	$—	$1,420

The Company’s investments in commercial paper and U.S. government and government agency debt securities are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly, such as prices obtained from an independent pricing service which may use quoted prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Series A redeemable convertible preferred stock that was issued during the year ended December 31, 2023 represented a non-recurring Level 3 financial measurement at issuance. Refer to Note 11 — Redeemable Convertible Preferred Stock for further information.

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the three or nine months ended September 30, 2024 or 2025.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Investments

The following tables summarize the amortized cost, gross unrealized gains and losses, and aggregate fair value of the Company’s investments in debt securities classified as available-for-sale:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
	(in millions)
Cash equivalents
Money market funds	$849	$—	$—	$849
U.S. government and government agency debt securities	35	—	—	35
Total cash equivalents	884	—	—	884
Short-term marketable securities
U.S. government and government agency debt securities	91	—	—	91
Total short-term marketable securities	91	—	—	91
Total	$975	$—	$—	$975

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value

	(in millions)
Cash equivalents
Money market funds	$1,171	$—	$—	$1,171
Commercial paper	93	—	—	93
U.S. government and government agency debt securities	55	—	—	55
Total cash equivalents	1,319	—	—	1,319
Short-term marketable securities
Commercial paper	14	—	—	14
U.S. government and government agency debt securities	25	—	—	25
Total short-term marketable securities	39	—	—	39
Long-term marketable securities
U.S. government and government agency debt securities	62	—	—	62
Total long-term marketable securities	62	—	—	62
Total	$1,420	$—	$—	$1,420
For the purposes of computing realized gains and losses, the cost of investments sold is based on the specific-identification method. The unrealized losses on the Company’s available-for-sale debt securities as of December 31, 2024 and September 30, 2025 were immaterial.
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,		As of September 30,
	2024		2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$975	$975	$1,358	$1,358
One year through five years	—	—	62	62
Total	$975	$975	$1,420	$1,420

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,	As of September 30,
		2024	2025

	(in years)	(in millions)
Computer equipment	3	$18	$18
Furniture and fixtures	5	8	5
Leasehold improvements	2-8	22	15
Capitalized internal-use software	2-5	226	290
Total property and equipment		274	328
Less: accumulated depreciation and amortization		(74)	(110)
Total property and equipment, net		$200	$218

Depreciation expense related to the Company’s property and equipment was $2 million and $1 million for the three months ended September 30, 2024 and 2025, respectively, and $6 million and $5 million for the nine months ended September 30, 2024 and 2025, respectively. Amortization expense related to the Company’s internal-use software, which is primarily recorded within cost of revenue in the condensed consolidated statements of operations, was $7 million and $17 million for the three months ended September 30, 2024 and 2025, respectively, and $13 million and $42 million for the nine months ended September 30, 2024 and 2025, respectively.

During the three months ended September 30, 2024 and 2025, the Company capitalized $25 million and $23 million of internal-use software costs, inclusive of $9 million and $10 million of stock-based compensation expense, respectively. During the nine months ended September 30, 2024 and 2025, the Company capitalized $71 million and $78 million of internal-use software costs, inclusive of $27 million and $33 million of stock-based compensation expense, respectively.
Geographic Information

The following table summarizes the Company’s long-lived assets, consisting of property and equipment and operating lease right-of-use assets, net of accumulated depreciation and amortization, by geographic area:

	As of December 31,	As of September 30,
	2024	2025

	(in millions)
United States	$194	$216
Canada	26	32
Other	1	1
Total long-lived assets, net	$221	$249

Long-lived assets attributed to the United States, Canada, and other international geographies are based on the country in which the asset is located.

7.	Business Combinations
Acquisition of Marlin9 Holdings, Inc.

On April 30, 2025, pursuant to a Stock Purchase Agreement, the Company acquired a 100% ownership interest in Marlin9 Holdings, Inc. which operates as Wynshop (“Wynshop”), a provider of e-commerce retail solutions for grocers

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and retailers. The acquisition builds upon the Company's relationships with retail partners and reinforces the Company's continued commitment to providing retailers with cutting-edge tools and technologies that help drive their business growth.

The purchase consideration was $106 million in cash. The Company has accounted for this acquisition as a business combination. The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair value
(in millions)
Current assets	$4
Goodwill	74
Intangible assets	40
Other assets	1
Total assets acquired	120
Total liabilities assumed	(14)
Net assets acquired	$106

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The results of operations of the business combination have been included in the Company’s condensed consolidated financial statements from the date of acquisition. Wynshop’s results of operations for periods prior to the acquisition were immaterial to the Company’s condensed consolidated statements of operations and, accordingly, historical and pro forma disclosures have not been presented.

8.	Goodwill and Intangible Assets, Net
Goodwill

The following table summarizes the activity in the carrying amount of goodwill for the nine months ended September 30, 2025:

Amount

(in millions)
Balance as of December 31, 2024	$317
Addition related to business acquisition	74
Effect of foreign currency translation	1
Balance as of September 30, 2025	$392

Intangible Assets, Net

Intangible assets, net, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(59)	$32	2.6
Customer relationships	27	(19)	8	1.5
Patents	14	(6)	8	4.6
Other	8	(4)	4	6.0
Total intangible assets, net	$140	$(88)	$52

	As of September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$92	$(69)	$23	1.9
Customer relationships	66	(25)	41	8.7
Patents	14	(7)	7	4.0
Other	9	(6)	3	6.0
Total intangible assets, net	$180	$(107)	$74

Amortization expense totaled $6 million and $7 million for the three months ended September 30, 2024 and 2025, respectively, and $20 million and $19 million for the nine months ended September 30, 2024 and 2025, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2025, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
Remainder of 2025	$6
2026	21
2027	11
2028	8
2029	5
Thereafter	22
Total	$74

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,	As of September 30,
	2024	2025

	(in millions)
Accrued legal and regulatory matters	$57	$97
Accrued shopper and merchant liability (1)	110	74
Accrued advertising	77	61
Accrued compensation and benefits	32	24
Accrued professional, legal, and contractor services	46	53
Sales and indirect tax liabilities	36	31
Insurance reserves	49	65
Advances from payment card issuer	10	52
Other	88	76
Total	$505	$532
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

10.	Commitments and Contingencies
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

The Company did not enter into or acquire any material leasing arrangements during the three or nine months ended September 30, 2024 or 2025. The Company did not modify any material leasing arrangements during the three or nine months ended September 30, 2024. In June 2025, the Company amended the lease agreement for its corporate headquarters to terminate certain suites and extend the terms of other suites to 2034. The impact from terminating certain suites was immaterial.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Sales and Indirect Taxes
The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The Company believes it properly accrues and pays taxes according to its understanding of the tax requirements in each taxing jurisdiction; however it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology platform. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion of an audit examination with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $16 million and $14 million as of December 31, 2024 and September 30, 2025, respectively, and was included within other long-term liabilities on the condensed consolidated balance sheets. The releases recognized related to these reserves for the three and nine months ended September 30, 2024 and 2025 were immaterial and recorded within general and administrative expense in the condensed consolidated statements of operations.
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
The Company has also been, is currently, and may in the future be involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. The Company is currently involved in such audits in Alaska, Colorado, Florida, New Jersey, New York, and Pennsylvania. The Company believes that it complies with

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, the Company disputes that it is obligated to provide such additional benefits under state law and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain; however, the Company records a liability within accrued and other current liabilities when it believes that it is both probable that a loss has been incurred and the amount can be estimated. The results of these audits, assessments, or any negotiated agreements with these agencies, may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on the Company’s business, financial conditions, results of operations, and cash flows.

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

FTC Investigation

In July 2025, staff of the Federal Trade Commission (“FTC”) asserted they had authority to enter into consent negotiations with the Company relating to certain of its marketing and Instacart+ membership program practices. Although the Company disagrees with the FTC staff’s positions, the Company continues to engage in discussions with staff of the FTC, but no resolution has yet been reached. If the Company is unable to reach a resolution, the FTC may proceed with litigation, which the Company is prepared to contest vigorously. The defense and resolution of this matter could give rise to significant costs. This matter could result in remedies or compliance requirements that may adversely affect the Company’s operating performance and/or have a material adverse impact on its financial results. At this time, the Company is unable to estimate any range of reasonably possible losses.

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

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the condensed consolidated statements of operations. During periods where the settled amount is less than the loss reserved or if the Company estimates that an outstanding claim is less than that previously recorded, the Company will recognize a reserve release related to the claims within general and administrative expense in the condensed

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
consolidated statements of operations. During the three months ended September 30, 2024 and 2025, the loss recognized related to these claims was immaterial. During the nine months ended September 30, 2024 and 2025, the Company recognized a loss related to these claims of $7 million and $45 million, respectively. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable preferred stock to its redemption value over the period from issuance through redemption date. The accretion was $2 million during each of the three months ended September 30, 2024 and 2025. The accretion was $7 million during each of the nine months ended September 30, 2024 and 2025.

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
No dividends were declared or paid during the three or nine months ended September 30, 2024 or 2025.

12.	Stockholders’ Equity
Stock Repurchase Program

In June 2024, the Company’s board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million and later $1 billion in November 2024 and May 2025, respectively. During the three and nine months ended September 30, 2025, the Company repurchased and immediately retired a total of 1,579,282 and 6,687,801 shares of its common stock, respectively, for an aggregate amount including broker commissions, fees, and excise taxes, of $67 million and $272 million, respectively, under this share repurchase program. As of September 30, 2025, the Company had $290 million remaining available to repurchase shares pursuant to this repurchase program.

The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. No excise taxes were recognized as part of the cost basis of shares acquired during the three and nine months ended September 30, 2025.

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,	As of September 30,
	2024	2025

	(in thousands)
Series A redeemable convertible preferred stock	5,833	5,833
Restricted stock units	21,229	18,129
Stock options outstanding	7,497	6,600
Remaining shares available for future issuance	49,827	55,640
Shares available for issuance under the 2023 Employee Stock Purchase Plan	9,790	12,400
Total	94,176	98,604

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to the rights of the holders of redeemable convertible preferred stock and approval from the holders of the Series A redeemable convertible preferred stock, as applicable. No dividends were declared or paid during the three or nine months ended September 30, 2024 or 2025.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
The following table summarizes the activity related to the Company’s equity incentive plans:

	Shares Available for Future Grant	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)			(in years)	(in millions)
As of January 1, 2025	49,827	7,497	$11.35	3.21	$228
Additional shares reserved	13,048	—
Options exercised	—	(896)	$8.41
Shares withheld related to net share settlement	450	—
Restricted stock units granted	(12,905)	—
Restricted stock units forfeited	5,219	—
As of September 30, 2025	55,640	6,600	$11.75	2.54	$169
Options vested and exercisable as of September 30, 2025		6,600	$11.75	2.54	$169
Restricted Stock
The following table summarizes the activity related to the Company’s restricted stock for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2025	74	$38.37
Vested	(74)	$38.37
Forfeited	—	$—
Unvested and outstanding as of September 30, 2025	—	$—

RSUs
The following table summarizes the activity related to the Company’s RSUs for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2025	21,164	$42.02
Granted	12,905	$42.77
Vested	(10,720)	$44.30
Vested and not settled	(5)	$31.01
Forfeited	(5,219)	$39.94
Unvested and outstanding as of September 30, 2025	18,124	$41.73

Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations related to stock options, restricted stock, and RSUs, as applicable:

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions)
Cost of revenue	$2	$3	$6	$7
Operations and support	4	3	9	11
Research and development	45	56	99	148
Sales and marketing	14	13	46	43
General and administrative	4	7	54	45
Total stock-based compensation expense (1)	$69	$82	$214	$253
___________
(1) Stock-based compensation expense during the nine months ended September 30, 2024 includes a benefit of $4 million, $79 million, $8 million, and $4 million for operations and support, research and development, sales and marketing, and general and administrative, respectively, related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures and for terminated employees in connection with the Company’s restructuring plan during the nine months ended September 30, 2024. Refer to Note 16 — Restructuring for further discussion.

As of September 30, 2025, there was $518 million of unrecognized stock-based compensation expense related to unvested awards which are expected to vest and to be recognized over a weighted-average period of 1.47 years.

The amount of stock-based compensation expense capitalized related to the development of internal-use software was $9 million and $10 million during the three months ended September 30, 2024 and 2025, respectively. The amount of stock-based compensation expense capitalized related to the development of internal-use software was $27 million and $33 million during the nine months ended September 30, 2024 and 2025, respectively.
2023 Employee Stock Purchase Plan

The Company’s board of directors adopted, and the Company's stockholders approved, the 2023 Employee Stock Purchase Plan (“the ESPP”), which became effective immediately prior to the effectiveness of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO.

As of September 30, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors, or its compensation committee under its delegation, as the administrator of the ESPP. Pursuant to the automatic increase feature of the ESPP, an additional 2,609,640 shares were reserved for issuance under the ESPP effective January 1, 2025.

13.	Income Taxes
The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.

The Company’s effective tax rates for each period presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company’s effective tax rate was 23.0% and 20.6% for the three months ended September 30, 2024 and 2025, respectively. The Company’s effective tax rate was 20.1% and 18.0% for the nine months ended September 30, 2024 and 2025, respectively. The Company’s provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in foreign jurisdictions.

In connection with the Wynshop acquisition, the Company acquired deferred tax assets including certain U.S. net operating loss carryforwards and other tax attributes. Utilization of these tax attributes may be subject to an annual limitation due to a ownership change as defined by Section 382 of the Internal Revenue Code. As of September 30, 2025, no Section 382 study had been completed for these acquired tax attributes and the Company maintained a full valuation allowance against these deferred tax assets.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company will reevaluate the realizability of the acquired tax attributes as a result of the Wynshop acquisition, through its continuous effort of Section 382 studies during the measurement period as defined under ASC 805.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA introduces changes to U.S. tax law, with certain provisions applicable to the Company beginning in 2025. These changes include the immediate expensing of domestic research and experimental expenditures, accelerated tax deductions for qualified property, and modifications to certain international tax frameworks. These changes were incorporated into the Company’s provision for income taxes for the nine months ended September 30, 2025, resulting in a decrease in the Company’s deferred tax asset, offset by a corresponding decrease in the Company’s income tax payable.

14.	Net Income per Share Attributable to Common Stockholders
The computation of basic and diluted net income per share attributable to common stockholders was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$118	$144	$309	$366
Less: Accretion related to Series A redeemable convertible preferred stock	(2)	(2)	(7)	(7)
Net income attributable to common stockholders, basic	$116	$142	$302	$359
Add: Accretion related to Series A redeemable convertible preferred stock	2	2	—	7
Net income attributable to common stockholders, diluted	$118	$144	$302	$366

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	259,660	264,895	266,550	263,314
Weighted-average effect of dilutive securities:
Series A redeemable convertible preferred stock	5,833	5,833	—	5,833
Stock options	5,629	4,993	8,054	5,164
Restricted stock units	9,881	7,407	11,097	8,120
Unvested restricted non-voting common stock	—	47	—	47
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	281,003	283,176	285,701	282,479

Net income per share attributable to common stockholders:
Basic	$0.45	$0.54	$1.13	$1.37
Diluted	$0.42	$0.51	$1.06	$1.30

The following potentially dilutive outstanding securities were excluded from the computation of diluted income per share attributable to common stockholders because their effect was not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in thousands)
Series A redeemable convertible preferred stock	—	—	5,833	—
Stock options	384	384	428	384
Restricted stock units	5,811	782	2,470	782
Unvested restricted non-voting common stock	74	—	74	—
Total	6,269	1,166	8,805	1,166

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in thousands)
Restricted stock units	1,319	335	1,319	335
Total	1,319	335	1,319	335

15.	Related Party Transactions
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

During the three and nine months ended September 30, 2024, the Company recognized zero and $18 million in restructuring charges related to cash expenditures for severance payments and other termination benefits. During the three months ended March 31, 2024, the Company also recognized an immaterial amount of stock-based compensation expense related to the accelerated vesting of equity awards, which was offset by a $46 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring. No amounts were recognized during the three and nine months ended September 30, 2025.

The following table summarizes the restructuring costs recognized by line item within the condensed consolidated statements of operations for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024

(in millions)
Operations and support	$2
Research and development	9
Sales and marketing	3
General and administrative	4
Total	$18

As of December 31, 2024, the liabilities relating to the remaining restructuring charges were immaterial and included within accrued and other current liabilities on the condensed consolidated balance sheets. As of September 30, 2025, there were no liabilities relating to the remaining restructuring charges on the condensed consolidated balance sheets.

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
Significant expenses within net income include cost of revenue, operations and support, research and development, sales and marketing, general and administrative, which are each separately presented on the Company’s condensed consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income. Refer to Note 12 — Stockholders’ Equity for additional information about the Company’s share-based compensation expense. Other segment items include interest income, other expense, net, and income before provision for income taxes on the condensed consolidated statements of operations.

Geographic information is included in Note 3 — Revenue and Note 6 — Property and Equipment, Net.

18.	Subsequent Events
On November 4, 2025, the Company’s board of directors approved an increase to the Company’s share repurchase program, authorizing the repurchase of up to an aggregate of $2.5 billion of the Company’s common stock. This authorization increased the total program capacity by $1.5 billion from the previously authorized aggregate of $1.0 billion.

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

For purposes of clarity and ease of presentation, numbers presented within this section may not sum precisely to the totals provided. The underlying data used in the calculations, including percentages, is not rounded.

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

Leadership Transition

As previously announced, Fidji Simo resigned as our Chief Executive Officer and President on August 15, 2025, and we appointed Chris Rogers as our Chief Executive Officer and President, and a member of our board of directors, effective as of such date. Ms. Simo remains Chair of our board of directors.

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,
	2024	2025	% Change

	(in millions, except percentages)
Orders	72.9	83.4	14%
GTV	$8,303	$9,170	10%
Revenue	$852	$939	10%
Gross profit	$641	$692	8%
Gross margin	75%	74%
Gross profit as a percent of GTV	7.7%	7.5%
Net income	$118	$144	22%
Net income as a percent of revenue	14%	15%
Net income as a percent of GTV	1.4%	1.6%
Adjusted EBITDA (1)	$227	$278	22%
Adjusted EBITDA margin (1)	27%	30%
Adjusted EBITDA as a percent of GTV (1)	2.7%	3.0%
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

In the third quarter of 2025, orders increased to 83.4 million, or 14% growth, compared to the same quarter of 2024, driven primarily by new customers and increased engagement of existing customers.

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

In the third quarter of 2025, GTV increased to $9,170 million, or 10% growth, compared to the same quarter of 2024, primarily driven by the increase in orders partially offset by lower average order value.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, and gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In the third quarter of 2025, gross profit increased to $692 million, or 8% growth, compared to the same quarter of 2024, primarily driven by the increase in total revenue. Gross margin decreased by 1% to 74% in the third quarter of 2025, compared to the same quarter of 2024, primarily due to cost of revenue growing faster than revenue.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income, adjusted to exclude (i) provision for income taxes, (ii) interest income, (iii) other (income) expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, net, (ix) acquisition-related expenses, and (x) restructuring charges. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “—Non-GAAP Financial Measures.”

In the third quarter of 2025, Adjusted EBITDA increased to $278 million, or 22% growth, compared to the same quarter of 2024, primarily driven by a combination of strong GTV growth and operating leverage. Our Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA introduces changes to U.S. tax law, with certain provisions applicable to us beginning in 2025. These changes include the immediate expensing of domestic research and experimental expenditures, accelerated tax deductions for qualified property, and modifications to certain international tax frameworks. These changes were incorporated into the provision for income taxes for the nine months ended September 30, 2025, resulting in a decrease in deferred tax assets, offset by a corresponding decrease in income tax payable.

Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions)
Revenue	$852	$939	$2,495	$2,750
Cost of revenue (1)(2)	211	247	617	709
Gross profit	641	692	1,878	2,041
Operating expenses:
Operations and support (1)(2)	64	62	206	203
Research and development (1)(2)	149	169	449	479
Sales and marketing (1)(2)	213	206	600	640
General and administrative (1)(2)	77	87	289	319
Total operating expenses	503	525	1,544	1,641
Income from operations	138	166	334	401
Other income (expense), net	—	(1)	(2)	1
Interest income	15	16	54	45
Income before provision for income taxes	153	181	386	447
Provision for income taxes	35	37	77	81
Net income	$118	$144	$309	$366
___________
(1) Amounts include depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions)
Cost of revenue	$10	$20	$25	$49
Operations and support	—	—	1	1
Research and development	2	2	4	6
Sales and marketing	2	3	6	7
General and administrative	1	1	3	3
Total depreciation and amortization expense	$15	$25	$39	$65

(2) Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions)
Cost of revenue	$2	$3	$6	$7
Operations and support	4	3	9	11
Research and development	45	56	99	148
Sales and marketing	14	13	46	43
General and administrative	4	7	54	45
Total stock-based compensation expense	$69	$82	$214	$253

The following table summarizes the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(as a percent of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	25	26	25	26
Gross profit	75	74	75	74
Operating expenses:
Operations and support	8	7	8	7
Research and development	17	18	18	17
Sales and marketing	25	22	24	23
General and administrative	9	9	12	12
Total operating expenses	59	56	62	60
Income from operations	16	18	13	15
Other income (expense), net	—	—	—	—
Interest income	2	2	2	2
Income before provision for income taxes	18	19	15	16
Provision for income taxes	4	4	3	3
Net income	14%	15%	12%	13%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2025

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions)				(in millions)
Transaction	$606	$670	$63	10%	$1,804	$1,979	$175	10%
Advertising and other	246	269	23	10%	691	771	80	12%
Total revenue	$852	$939	$87	10%	$2,494	$2,750	$255	10%

The increase in transaction revenue during the third quarter of 2025, compared to the same quarter of 2024, was primarily driven by growth in GTV, which grew 10%, increased fulfillment efficiencies, and lower consumer incentives, partially offset by our ongoing investment into affordability initiatives designed to increase customer engagement.

The increase in transaction revenue during the first nine months of 2025, compared to the same period of 2024, was primarily driven by growth in GTV, which grew 10%, lower consumer incentives, and increased fulfillment efficiencies, partially offset by our ongoing investment into affordability initiatives designed to increase customer engagement.

The increase in advertising and other revenue during the third quarter of 2025, compared to the same quarter of 2024, was primarily driven by interrelated factors including an increase in advertising volume, activity on our platform, and strength from emerging and mid-size brand partners. Advertising and other investment rate of 2.9% was effectively flat during the third quarter of 2025, compared to the same quarter of 2024.

The increase in advertising and other revenue during the first nine months of 2025, compared to the same period of 2024, was primarily driven by interrelated factors including an increase in advertising volume, activity on our platform, and strength from emerging brand partners. Advertising and other investment rate of 2.8% was effectively flat during the first nine months of 2025, compared to the same period of 2024.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Cost of revenue	$211	$247	$36	17%	$617	$709	$91	15%
Gross profit	$641	$692	$51	8%	$1,878	$2,041	$164	9%
Gross margin	75%	74%			75%	74%

The increase in cost of revenue during the third quarter of 2025, compared to the same quarter of 2024, was primarily due to an increase of $14 million in payments to publishers, an increase of $11 million in credit card processing fees, and an increase of $10 million in depreciation and amortization expense, primarily related to capitalized internal-use software.

The increase in cost of revenue during the first nine months of 2025, compared to the same period of 2024, was primarily due to an increase of $33 million in credit card processing fees, an increase of $31 million in payments to publishers, and an increase of $24 million in depreciation and amortization expense, primarily related to capitalized internal-use software, partially offset by a decrease of $12 million in cancellation and redelivery costs.

The increase in gross profit during the third quarter of 2025 and first nine months of 2025, compared to the same periods in 2024, was primarily driven by the increase in total revenue due to the factors described above. The decrease in gross margin during the third quarter of 2025 and first nine months of 2025, compared to the same periods of 2024, was primarily due to cost of revenue growing faster than revenue.
Operations and Support

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Operations and support	$64	$62	$(2)	(3)%	$206	$203	$(4)	(2)%
Percent of revenue	8%	7%			8%	7%

The decrease in operations and support expense during the third quarter and the first nine months of 2025, compared to the same periods in 2024, was immaterial.
Research and Development Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Research and development	$149	$169	$21	14%	$449	$479	$30	7%
Percent of revenue	17%	18%			18%	17%

The increase in research and development expense during the third quarter of 2025, compared to the same quarter in 2024, was primarily due to a net increase of $16 million in total compensation costs.
The increase in research and development expense during the first nine months of 2025, compared to the same period of 2024, was primarily due to a net increase of $35 million in total compensation costs driven by a net increase in stock-based compensation expense. In 2024, stock-based compensation expense included a reversal of $79 million related to executive departures and terminated employees in connection with the restructuring plan that did not recur in 2025. The increase was partially offset by lower cash compensation reflecting changes in the mix of our employee cash and equity compensation and bonuses and a $10 million benefit from higher capitalized software development costs.
Sales and Marketing Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$213	$206	$(6)	(3)%	$600	$640	$41	7%
Percent of revenue	25%	22%			24%	23%

The decrease in sales and marketing expense during the third quarter of 2025, compared to the same quarter in 2024, was primarily due to a decrease of $7 million in marketing costs, primarily from decreased paid marketing.
The increase in sales and marketing expense during the first nine months of 2025, compared to the same period of 2024, was primarily due to an increase of $29 million in marketing costs, primarily from increased paid marketing, and an increase of $10 million in consulting costs.
General and Administrative Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$77	$87	$10	14%	$289	$319	$30	10%
Percent of revenue	9%	9%			12%	12%

The increase in general and administrative expense during the third quarter of 2025, compared to the same quarter of 2024, was primarily due to an increase of $6 million in fixed asset impairments. Changes in total compensation costs were immaterial, reflecting similar benefits from the reversal of previously recognized stock-based compensation expense related to executive departures, including a $17 million benefit for the departure of the former chief executive officer in the third quarter of 2025 and a $16 million benefit for the departure of the former chief financial officer in the third quarter of 2024.
The increase in general and administrative expense during the first nine months of 2025, compared to the same period of 2024, was primarily due to a net increase of $39 million in accruals for legal matters and sales and indirect taxes, and an increase of $12 million in fixed asset impairments, partially offset by a decrease of $17 million in total compensation costs, resulting from lower stock-based compensation expense.
Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions)				(in millions)
Interest income	$15	$16	$2	13%	$54	$45	$(9)	(17)%

The increase in interest income during the third quarter of 2025, compared to the same quarter of 2024, was immaterial.
The decrease in interest income during the first nine months of 2025, compared to the same period of 2024, was primarily due to lower interest rates.
Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2025	$ Change	% Change	2024	2025	$ Change	% Change

	(in millions)				(in millions)
Provision for income taxes	$35	$37	$2	6%	$77	$81	$3	4%

The increase in the provision for income taxes during the third quarter and the first nine months of 2025, compared to the same periods of 2024, was immaterial.
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

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income, adjusted to exclude (i) provision for income taxes, (ii) interest income, (iii) other (income) expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation, (vii) certain legal and regulatory accruals and settlements, net, (viii)

reserves for sales and other indirect taxes, net, (ix) acquisition-related expenses, and (x) restructuring charges. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.

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
•excludes payroll taxes related to stock-based compensation;
•excludes depreciation and amortization expense, and although these are non-cash expenses, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
◦excludes acquisition-related expenses;
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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Net income	$118	$144	$309	$366
Add (deduct):
Provision for income taxes	35	37	77	81
Interest income	(15)	(16)	(54)	(45)
Other (income) expense, net	—	1	2	(1)
Depreciation and amortization expense	15	25	39	65
Stock-based compensation expense (1)	69	82	214	253
Payroll taxes related to stock-based compensation (2)	3	4	22	18
Certain legal and regulatory accruals and settlements, net (3)	2	2	9	47
Reserves for sales and other indirect taxes, net (4)	(1)	(1)	(4)	(2)
Acquisition-related expenses	1	—	1	1
Restructuring charges (5)	—	—	18	—
Adjusted EBITDA	$227	$278	$633	$784
GTV	$8,303	$9,170	$24,816	$27,372
Net income as a percent of GTV	1.4%	1.6%	1.2%	1.3%
Adjusted EBITDA as a percent of GTV	2.7%	3.0%	2.6%	2.9%
Revenue	$852	$939	$2,495	$2,750
Net income as a percent of revenue	14%	15%	12%	13%
Adjusted EBITDA margin	27%	30%	25%	29%
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

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Cost of revenue	$211	$247	$617	$709
Adjusted to exclude the following:
Depreciation and amortization expense	(10)	(20)	(25)	(49)
Stock-based compensation expense	(2)	(3)	(6)	(7)
Adjusted cost of revenue	$199	$225	$586	$653
Cost of revenue as a percent of GTV	2.5%	2.7%	2.5%	2.6%
Adjusted cost of revenue as a percent of GTV	2.4%	2.5%	2.4%	2.4%

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

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Operations and support expense	$64	$62	$206	$203
Adjusted to exclude the following:
Depreciation and amortization expense	—	—	(1)	(1)
Stock-based compensation expense (1)	(4)	(3)	(9)	(11)
Payroll taxes related to stock-based compensation (2)	—	—	(2)	(1)
Restructuring charges (3)	—	—	(2)	—
Adjusted operations and support expense	$60	$58	$192	$190
Operations and support expense as a percent of GTV	0.8%	0.7%	0.8%	0.7%
Adjusted operations and support expense as a percent of GTV	0.7%	0.6%	0.8%	0.7%
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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Research and development expense	$149	$169	$449	$479
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)	(4)	(6)
Stock-based compensation expense (1)	(45)	(56)	(99)	(148)
Payroll taxes related to stock-based compensation (2)	(2)	(2)	(13)	(11)
Restructuring charges (3)	—	—	(9)	—
Adjusted research and development expense	$100	$109	$324	$315
Research and development expense as a percent of GTV	1.8%	1.8%	1.8%	1.8%
Adjusted research and development expense as a percent of GTV	1.2%	1.2%	1.3%	1.1%

___________
(1) The nine months ended September 30, 2024 includes a $79 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures and for terminated employees in connection with our restructuring plan during the first quarter of 2024.
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

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Sales and marketing expense	$213	$206	$600	$640
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(3)	(6)	(7)
Stock-based compensation expense (1)	(14)	(13)	(46)	(43)
Payroll taxes related to stock-based compensation (2)	(1)	(1)	(4)	(3)
Restructuring charges (3)	—	—	(3)	—
Adjusted sales and marketing expense	$196	$191	$541	$588
Sales and marketing expense as a percent of GTV	2.6%	2.3%	2.4%	2.3%
Adjusted sales and marketing expense as a percent of GTV	2.4%	2.1%	2.2%	2.1%
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

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions, except percentages)
General and administrative expense	$77	$87	$289	$319
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)	(3)	(3)
Stock-based compensation expense (1)	(4)	(7)	(54)	(45)
Payroll taxes related to stock-based compensation (2)	—	(1)	(3)	(3)
Certain legal and regulatory accruals and settlements, net (3)	(2)	(2)	(9)	(47)
Reserves for sales and other indirect taxes, net (4)	1	1	4	2
Acquisition-related expenses	(1)	—	(1)	(1)
Restructuring charges (5)	—	—	(4)	—
Adjusted general and administrative expense	$70	$78	$219	$221
General and administrative expense as a percent of GTV	0.9%	1.0%	1.2%	1.2%
Adjusted general and administrative expense as a percent of GTV	0.8%	0.8%	0.9%	0.8%
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

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

	(in millions, except percentages)
Total operating expenses	$503	$525	$1,544	$1,641
Adjusted to exclude to the following:
Depreciation and amortization expense	(5)	(6)	(14)	(16)
Stock-based compensation expense (1)	(67)	(79)	(208)	(246)
Payroll taxes related to stock-based compensation (2)	(3)	(3)	(22)	(18)
Certain legal and regulatory accruals and settlements, net (3)	(2)	(2)	(9)	(47)
Reserves for sales and other indirect taxes, net (4)	1	1	4	2
Acquisition-related expenses	(1)	—	(1)	(1)
Restructuring charges (5)	—	—	(18)	—
Adjusted total operating expenses	$426	$436	$1,276	$1,314
Total operating expenses as a percent of GTV	6.1%	5.7%	6.2%	6.0%
Adjusted total operating expenses as a percent of GTV	5.1%	4.8%	5.1%	4.8%
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

Liquidity and Capital Resources

We have financed our operations primarily through the net proceeds we have received from the issuance of equity securities and through fees received from retailers, customers, and brands. As of September 30, 2025, we had cash and cash equivalents of $1.7 billion and marketable securities of $101 million which were primarily held for working capital purposes.

Although we have generated profit in recent periods, including net income of $366 million for the nine months ended September 30, 2025, we have historically experienced significant net losses as reflected in our accumulated deficit of $3.5 billion as of September 30, 2025. While we generated positive cash flows from operating activities during the years ended December 31, 2023 and 2024 and during the nine months ended September 30, 2025, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

In June 2024, our board of directors authorized a share repurchase program to purchase up to an aggregate of $500 million of our common stock, which was subsequently increased to $750 million and later $1 billion in November 2024 and May 2025, respectively. During the nine months ended September 30, 2025, we repurchased and immediately retired 7 million shares of our common stock for an aggregate purchase price of $272 million, including broker commissions, fees, and excise taxes, under this share repurchase program.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2025

	(in millions)
Net cash provided by operating activities	$534	$788
Net cash used in investing activities	(26)	(163)
Net cash used in financing activities	(1,356)	(245)

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, net cash provided by operating activities was $788 million, which consisted of net income of $366 million, adjustments for certain non-cash items of $420 million, and immaterial net cash inflows from changes in operating assets and liabilities. Adjustments for certain non-cash items were primarily driven by stock-based compensation expense of $253 million, which increased slightly from the nine months ended September 30, 2024. Fluctuations in operating assets and liabilities were driven by general business impacts including (i) the timing of customer collections due to the collection of a large accounts receivable balance from a retailer and the mix of transaction types, such as those involving EBT SNAP and alcohol sales, which result in longer and uneven collection cycles; (ii) the timing of customer, vendor, and other third party payments and accruals; (iii) the timing of spend and usage of software subscriptions for hosting arrangements, and (iv) the overall growth of our business.

For the nine months ended September 30, 2024, net cash provided by operating activities was $534 million, which consisted of net income of $309 million and adjustments for certain non-cash items of $335 million, partially offset by net cash outflows from changes in operating assets and liabilities of $110 million. The reduction in adjustments for certain non-cash items for the nine months ended September 30, 2024, as compared to the same period in 2023, was driven by a decrease in stock-based compensation expense resulting from incremental expense during the nine months ended September 30, 2023 related to a liquidity event-based vesting conditions that was satisfied in connection with our IPO. Fluctuations in operating assets and liabilities are driven by general business impacts including (i) the timing of customer collections impacted by the mix of transaction types, such as those involving EBT SNAP, which result in longer and uneven collection cycles, (ii) the overall growth of our business, and (iii) the timing of customer, vendor, and other third party payments and accruals.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $163 million, comprised primarily of purchases of marketable securities of $230 million; acquisition of business, net of cash acquired, of $105 million; and purchases of property and equipment, including capitalized internal-use software, of $49 million, partially offset by maturities of marketable securities of $221 million.

For the nine months ended September 30, 2024, net cash used in investing activities was $26 million, comprised primarily of purchases of property and equipment, including capitalized internal-use software, of $52 million and purchases of marketable securities of $25 million, partially offset by maturities of marketable securities of $54 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities was $245 million, comprised primarily of repurchases of common stock of $272 million and taxes paid related to net share settlement of equity awards of $21 million, partially offset by changes in advances from a payment card issuer of $41 million and proceeds from the exercise of stock options of $8 million.

For the nine months ended September 30, 2024, net cash used in financing activities was $1,356 million, comprised primarily of repurchases of common stock of $1,397 million and taxes paid related to net share settlement of equity awards of $92 million, partially offset by proceeds from the exercise of stock options of $76 million and changes in advances from a payment card issuer of $57 million.

Contractual Obligations and Commitments
As of September 30, 2025, there have been no material changes from the non-cancellable purchase commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

In June 2025, we amended a lease agreement for our corporate headquarters to terminate certain suites and extend the terms of other suites to 2034. As a result, our operating lease obligations increased by $21 million. Refer to Note 10 — Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information.

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

Interest Rate Risk

As of September 30, 2025, we had cash and cash equivalents of $1.7 billion and marketable securities of $101 million invested in a variety of securities, including money market funds, commercial paper, and U.S. government and government agency debt securities. In addition, we had $144 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters. However, the results of litigation and arbitration are inherently unpredictable, including due to the timing and final amounts of settlements with adverse parties, and our chances of success on the merits for any proceeding remain uncertain. In particular, an adverse ruling in connection with any misclassification class action may negatively impact our chances of success on the merits or settlement negotiation posture for our other outstanding misclassification claims and proceedings. As a result, such legal proceedings, individually or in the aggregate, could have a material impact on our business, financial condition, and results of operations. While we have accrued a legal reserve balance of $97 million as of September 30, 2025 relating to these misclassification claims and proceedings, as further described in Note 10 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, any actual losses incurred in connection with these claims against us may differ from the initial estimates of loss, including as a result of settlement negotiations, and such differences could be material. Regardless of the outcome, litigation and arbitration of these matters could have an adverse impact on us because of defense and settlement costs, individually and in the aggregate, diversion of management resources, and other factors.

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

We have also been, are currently, and may in the future be involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. We are currently involved in such audits in Alaska, Colorado, Florida, New Jersey, New York, and Pennsylvania. We believe that we comply with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, we dispute that we are obligated to provide such additional benefits under state law and plan to vigorously contest any adverse assessment or determination. Our chances of success on the merits are still uncertain; however, we record a liability within accrued and other current liabilities when we believe that it is both probable that a loss has been incurred and the amount can be estimated. The results of these audits may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on our business, financial conditions, results of operations, and cash flows.

FTC Investigation

In July 2025, staff of the Federal Trade Commission (“FTC”) asserted they had authority to enter into consent negotiations with us relating to certain of our marketing and Instacart+ membership program practices. Although we disagree with the FTC staff’s positions, we continue to engage in discussions with staff of the FTC, but no resolution has yet been reached. If we are unable to reach a resolution, the FTC may proceed with litigation, which we are prepared to contest vigorously. The defense and resolution of this matter could give rise to significant costs. This matter could result in remedies or compliance requirements that may adversely affect our operating performance and/or have a material adverse impact on our financial results.

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
We have experienced rapid growth in prior periods, which was driven substantially by the COVID-19 pandemic, which led to significant demand for our offerings, and the rapid evolution of the online grocery shopping industry, as well as the other retail categories in which we operate. However, our growth rates have decreased from what we historically experienced and may continue to decrease or fluctuate as a result of macroeconomic and geopolitical conflicts, including as a result of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, inflation risk, actual or perceived risk of an economic recession, cessation of, interruptions to, or changes to government aid programs, the effects of severe weather patterns, increasing competition, strategic initiatives, and the maturation of our business, among others. We also cannot be certain whether we will drive greater engagement from new or existing retailers, customers, or brands or maintain or increase the level of demand for our offerings over the long term. As a result of the foregoing, our prior growth rates and financial performance should not necessarily be considered indicative of our future performance and results of operations.
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
•successfully expand in existing markets and enter new markets, including new geographies, retail categories, and fulfillment methods;
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
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives may also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the grocery industry. Any failure to adequately increase revenue or manage operating costs could prevent us from sustaining or increasing profitability. Expansion of our offerings, such as to include new use cases, technologies, fulfillment options, geographic markets, or retail categories, may initially harm our profitability. We have also made and may continue to make concessions to retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. These retailer concessions negatively impact our revenue and financial results and the process for determining and quantifying the impact of these concessions requires judgment and estimates. As a result, the impact of retailer concessions on our financial results may continue into future periods or have higher impacts than we anticipate. We may also incur higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in grocery shopping. For example, our sales and marketing expenses as well as consumer incentive costs have increased and may continue to increase in the near term. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the shopping experience, and optimize costs such as shopper earnings, payment processing, customer and shopper support, and shopper acquisition and onboarding costs. We have expanded gross margin and optimized operating costs through these efficiencies in the past but the pace of such expansion has normalized and may decelerate further in the future. We also face greater compliance costs associated with the increased scope of our business and being a public company.
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
We experience seasonality in both the number of orders and GTV on Instacart, as well as in our advertising and other revenue. We typically see lower levels of order volume in the second and third quarter, resulting from lower usage of our offerings during the spring and summer months, followed by higher levels of order volume during the holiday season. In addition, during periods of inclement weather, the number of available shoppers generally decreases, while the number of orders from customers has typically increased, which may disrupt or obscure typical seasonal trends and make seasonal fluctuations difficult to detect. In addition, our advertising and other revenue has historically been seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. We expect these seasonal trends to become more pronounced over time if our growth slows, although growth in new offerings, such as restaurants, and disruptive events, such as future public health outbreaks, may obscure future seasonality trends. Moreover, other seasonal trends may develop, including from new offerings, or these existing seasonal trends may become more extreme, and the existing seasonality and customer and shopper behavior that we experience may change or become more significant, which would contribute to fluctuations in our results of operations.
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
Threat actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. Due to the current geopolitical environment, we and the third parties upon which we rely are at heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services. In particular, severe ransomware and extortion attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds.
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
We and certain of our third-party providers regularly experience cyberattacks and other security incidents, and we expect such attacks and incidents to continue. For example, we regularly experience credential stuffing attacks in which malicious third parties use credentials compromised in data breaches suffered by other companies or otherwise improperly obtain credentials to access shopper or customer accounts on Instacart, as well as sophisticated social engineering attacks, which, if successful, could lead to the installation of malware on our network and unauthorized access to and acquisition of information. It is increasingly difficult and costly to detect, investigate, mitigate, contain, and remediate a security incident.

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
Our business and future growth prospects depend in part on the ability of our existing and potential customers and shoppers to access our offerings and technology capabilities at any time and within an acceptable amount of time. Instacart is built upon a complex system composed of many interoperating components and incorporates software that is highly extensive. Our software, including open-source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released, and we have in the past released, and may in the future release, new software that inadvertently causes interruptions in the availability or functionality of Instacart. Bugs or errors in our software, including open-source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems have in the past and could in the future result in our failure to comply with certain federal, state, or foreign reporting obligations, cause downtime that would impact the availability of our service to retailers, customers, brands, or shoppers, cause incorrect calculations relating to the prices or discounts available to consumers, cause incorrect calculations relating to the payments we make to or fees we receive from or charge to retailers, customers, brands, or shoppers, or create vulnerabilities in our systems which bad actors may exploit to perpetrate fraud or otherwise harm our business. We have from time to time found defects or errors in our system and may discover additional defects or errors in the future that could result in platform unavailability or system disruption. In addition, we have experienced, and may in the future experience, disruptions, outages, operational errors, and other performance problems due to a variety of other factors, including infrastructure changes, introductions of new functionality, defects in third-party software, human errors, capacity constraints due to an overwhelming number of customers accessing our offerings and technology capabilities simultaneously, website hosting disruptions, cloud provider disruptions, interruptions to business and operations due to malicious actors utilizing bots or other automated means to access Instacart, denial of service attacks, or other security-related incidents. In addition, retailers have experienced these issues, which have impacted the ability of customers and shoppers to place and fulfill orders with those retailers. These events have resulted and may continue to result in losses in revenue including through increased fraud activity and issuing appeasement credits and refunds as well as incentives for future orders to impacted customers and losses of customers or retailers due to perceived weaknesses in our systems and protective measures. In addition, the affected party could seek monetary recourse from us for their losses, and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems or adequate remedies within an acceptable period of time. Moreover, some of our offerings rely on the software and technology capabilities of third parties, our strategic partners, or our collaborators, all of which are subject to the interruption and performance problem risks described above and which have required and will require third-party collaboration to detect and remediate.
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
We have made substantial investments to expand our offerings and technologies to capitalize on new and unproven business opportunities, including new fulfillment options and use cases, expansion into retail categories outside of grocery, the development of hardware products, and automated, AIML technologies. We intend to continue investing significant resources in developing these technologies, tools, initiatives, features, and offerings that we believe will enable our success in new markets or areas of business and/or strengthen our core business. For example, we have expanded our offerings to retailers in new categories, including alcohol, pharmacy, electronics, beauty, and home improvement. We also launched Connected Stores, a suite of in-store technologies, including artificial intelligence-powered shopping carts and customer checkout solutions, offered to our retail partners. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies or ventures, or if we are unable to timely introduce and commercialize such offerings, we may not realize the expected benefits of our strategy. These initiatives also have a high degree of risk, as they involve nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because these initiatives are new, they may involve claims and liabilities, expenses, regulatory challenges, and other risks, some of which we cannot currently anticipate. Certain initiatives may also involve committed incremental investments or payments over long periods of time before they become accretive to our revenue or margin, and if they never become accretive, we may be contractually obligated to make payments or incur expenses in connection with initiatives for an extended period without sufficient, or any, economic or financial benefit. Further, our development efforts with respect to new offerings and technologies could distract management from current operations and divert capital and other resources from our more established offerings and technologies. For example, the design, development, manufacture, and global distribution of hardware products produced by Caper will require continued investment in operating expenses, headcount, and executive time and attention.

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
Demand for our offerings is highly sensitive to a range of factors, including our strategies relating to the amount of potential earnings required to attract shoppers, incentives paid to shoppers, and the fees we charge retailers, customers, and brands. Many factors, including operating costs, launching or scaling new strategic initiatives or use cases, legal and regulatory requirements, constraints, or changes, supply chain issues, the price sensitivity of consumers in different income groups or other demographics, inflation, and our current and future competitors’ pricing and marketing strategies, have in the past significantly affected and may in the future significantly affect our pricing strategies. For example, certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings, including subscription offerings for bundled services. Moreover, some jurisdictions in which we operate have established requirements to engage certain delivery workers, including around shopper pay and benefits, shopper access to our platform, and other types of regulations governing our engagement of shoppers, and we expect other such measures may be enacted in the future. Such competition, regulation, or other factors may cause us to change the fees we charge customers, increase the incentives we pay to shoppers who use Instacart, adjust the fees we charge retailers or brands, or increase our marketing and other expenses to attract and maintain or increase the engagement of retailers, customers, brands, and shoppers. We have launched, and may in the future launch, new or updated pricing strategies and initiatives, such as subscription offerings like Instacart+, and customer or shopper loyalty programs, or we may modify existing pricing methodologies or pricing models and fulfillment options. These new or updated pricing strategies and initiatives may not ultimately be successful in attracting and engaging retailers, customers, brands, or shoppers or may negatively impact growth rates, customer retention, and engagement as well as our financial results. We also offer brands and retailers tools and products, including through our Eversight business, to enable them to optimize online pricing and promotions strategies. If these solutions fail to generate improved results for brands and retailer sales, brands and retailers may choose to not use such solutions. In addition, government authorities and regulators have recently been increasingly focused on grocery prices and related pricing methodologies and practices, which may impact our ability to offer such tools and products. Our brand reputation and our ability to attract and retain customers could also be harmed if these solutions negatively impact consumer price perception. The increasing complexity of our pricing models and related expansion of our business may also require us to update our internal systems for invoicing retailers or brands or incur costs to remediate errors or disputes in existing invoices.
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
For example, our business is impacted by the amount of disposable income that consumers have to spend on online grocery shopping. Actual or perceived risks of an economic recession, elevated interest rates, cessation of, interruptions to, or changes to government aid programs, and recent inflationary pressures have adversely impacted consumer disposable income and resulted in decreased customer retention and engagement as well as reduced advertising spending by brands. We may continue to experience these impacts, including as a result of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies. In addition, in response to adverse economic conditions or a decrease in discretionary income, consumers may opt to purchase groceries or other consumer goods themselves, instead of through Instacart, or choose to purchase groceries from bargain or other lower-cost retailers that are not on Instacart. We may not be able to fully offset higher costs through operational efficiencies and/or price optimizations, and while certain of our new offerings are focused on value and affordability, these initiatives may not fully offset pricing challenges faced by customers. In addition, increases in food, labor, fuel, rent, energy, supply, and other costs, many of which are beyond the control of our retail partners, have increased retailers’ operating costs and caused our retail partners to raise prices and may cause further price increases in the future. In many cases, these retailers may not be able to pass along these increased costs to consumers and, as a result, may reduce product offerings or cease operations. If spending at many of the retailers in our network declines, or if a significant number of these retailers goes out of business, consumers may be less likely to use our service, which could harm our business and results of operations. Reduced customer spending on Instacart could also cause our retail partners to reduce or cease engagement with Instacart. Further, increases in gas prices or other factors that increase the costs to operate motor vehicles could make it prohibitively expensive for shoppers to deliver to customers.
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

Our success and future growth depend largely upon the continued services of our management team. From time to time, there have been and may continue to be changes in our executive management team resulting from the hiring or departure of these personnel, due to voluntary termination of employment, illness, death, disability, or otherwise. Our executive officers are employed on an at-will basis, which means they may terminate their employment with us at any time. For example, on August 15, 2025, Chris Rogers became our Chief Executive Officer following the resignation of Fidji Simo from such role, and Daniel Danker resigned as our Chief Product Officer. The loss of one or more of our executive officers, including due to a leave of absence for medical reasons or otherwise, or the failure by our executive team to effectively work together or with our employees and lead our company, could harm our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our offering capabilities. We do not maintain key man life insurance with respect to any member of management or other employee.
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
Moreover, laws that provide greater certainty over the status of or otherwise regulate independent workers may also impose additional requirements on the use of contractors. For example, Proposition 22 entitles shoppers in California to certain new pay standards and benefits, and imposes certain requirements, which increases costs for us in California, where a large number of shoppers who use Instacart are located. While we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits. Additionally, in September 2025, the New York City Council passed legislation mandating certain minimum earnings standards and other protections for grocery delivery workers. If this legislation takes effect or if similar minimum earnings standards and other regulations are enacted in other jurisdictions in which we operate, it will increase the cost and complexity of operating our business in those jurisdictions.
We expect continuing challenges to the independent contractor classification of shoppers who use Instacart, or the imposition of additional requirements on the use of contractors. If legislation, regulations, or judicial decisions regarding contractors change adversely, including any changes similar to the Dynamex decision, or additional requirements to engage contractors are imposed, such changes would increase the already existing risk that shoppers could be construed as employees or increase costs to use shoppers. Therefore, our ability to contract with independent contractors for order fulfillment in those jurisdictions would be significantly negatively impacted, and we may experience one or more of the impacts described in the first paragraph of this risk factor, which would adversely affect our business, financial condition, and results of operations.
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
In the United States, there are numerous federal and state privacy and data security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state privacy laws, data security laws, data breach notification laws, consumer protection laws, and other similar laws (e.g., wiretapping laws). For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers.
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
We are also subject to certain health information privacy and security laws. A number of state legislatures have adopted legislation that regulates how businesses may use consumers’ health data. For example, the Washington My Health My Data Act creates restrictions on the use of consumer health data for purposes such as marketing and advertising. As a result, our marketing initiatives and Instacart Ads and Instacart Health offerings could be further limited and we have incurred and expect to continue incurring additional compliance expenses. We are also subject to additional health information privacy and security laws as a result of the limited amount of health information that we receive in connection with the prescription delivery services that we provide on behalf of pharmacy retailers. These laws and regulations include HIPAA, which establishes privacy, security, and breach notification standards for protected health information processed by health plans, healthcare clearinghouses, and certain healthcare providers, collectively referred to as covered entities, and the business associates with whom such covered entities contract for services, as well as their covered subcontractors. We are regulated as a “business associate” of certain covered entity pharmacy retailers and must comply with HIPAA as applicable to business associates. We maintain a HIPAA compliance program, but it is not always possible to identify and deter misuse by our employees, contractors, and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in preventing all misuse, breaches, or violations. Violations of HIPAA may result in significant administrative, civil, and criminal penalties. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Failure to comply with such state laws may also subject us to significant penalties. As we expand our Instacart Health offering, we anticipate that the risk associated with HIPAA compliance will increase and that we may be required to make significant investments in order to build compliant product offerings in the health space. Some U.S. states and the FTC have also adopted privacy laws or issued guidance limiting the collection and use of certain health information that may extend to our customers’ interactions with certain over-the-counter health products.
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
In November 2023, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $500 million of our common stock, at management’s discretion, which was subsequently increased to $1 billion in February 2024 and used in its entirety during 2024. In June 2024, we announced that our board of directors authorized a new $500 million share repurchase program, which was subsequently increased in November 2024, May 2025, and November 2025 to a current total of $2.5 billion. Repurchases under this new program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions, or any other transactions in accordance with applicable federal securities laws, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our common stock under this authorization.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)		(in thousands)	(in millions)
July 1, 2025 to July 31, 2025	7	$44.86	7	$357
August 1, 2025 to August 31, 2025	595	$43.77	595	$331
September 1, 2025 to September 30, 2025	977	$41.78	977	$290
Total	1,579		1,579
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

MAPLEBEAR INC.

Date:	November 10, 2025	By:	/s/ Chris Rogers
Chris Rogers
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 10, 2025	By:	/s/ Emily Reuter
Emily Reuter
Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2025	By:	/s/ Lisa Blackwood-Kapral
Lisa Blackwood-Kapral
Chief Accounting Officer
(Principal Accounting Officer)