Form 10-K
period 2025-12-31
Maplebear Inc.
filed 2026-02-26
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $6.9 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.

The registrant had outstanding 240,615,063 shares of common stock, par value $0.0001 per share, as of February 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

MAPLEBEAR INC. DBA INSTACART

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
•our ability to adapt to or utilize artificial intelligence (“AI”) and machine learning solutions as well as the use of such solutions by our competitors;
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

•our reliance on key personnel, our ability to attract, maintain, and retain management and skilled personnel;
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

PART I

Item 1. Business
OVERVIEW

Instacart is the leading technology and enablement partner for the grocery industry — helping consumers save time, retailers run their businesses online and in-store, and connect brands with customers. Since our founding, Instacart has powered more than 1.6 billion orders.

Instacart is built for the entire grocery ecosystem, improving the experiences for each of our constituents and helping them succeed:

•Retailers. We enable more than 2,200 retail banners as of December 31, 2025 to grow by providing technology that can accelerate the digital transformation of their entire business both online and in-store. Retailers reach customers through both Instacart Marketplace, where customers can shop from their favorite retailers through our app or website, and retailers’ owned and operated online storefronts that are powered by Instacart Enterprise platform, our end-to-end technology solution encompassing e-commerce, fulfillment, Connected Stores, ads and marketing, and insights.
•Customers. When shopping for groceries, consumers want selection, quality, affordability, and convenience, and they shop in many different ways. Customers can place orders for delivery or pickup across a variety of use cases including the weekly shop, bulk stock-up, convenience, special occasions, from restaurants, and using our in-store technologies. As of December 31, 2025, we reach over 98% of households in North America, and help our customers shop at their favorite retailers, order from their favorite restaurants, and enjoy selection, quality, affordability, and convenience. Our membership program, Instacart+, offers expanded customer benefits including unlimited $0 delivery fees on orders over a certain size, and other exclusive benefits.
•Brands. Instacart Ads offers brands a highly measurable ads offering that leverages first-party transaction data to move products off store shelves more efficiently. As of December 31, 2025, we provide discovery and attractive return on investment for over 9,000 active brands through our industry-leading advertising tools and insights purpose-built for the online grocery category.
•Shoppers. As of December 31, 2025, we offer approximately 600,000 shoppers an immediate, flexible earnings opportunity that allows them to choose when and how much to work.(1) Shoppers are deeply valued members of the Instacart community, and we strive to make the shopping experience as seamless as possible so they can continue to deliver superior customer service.
INSTACART TECHNOLOGY

We built Instacart to serve the entire grocery ecosystem. The key pillars of our technology are Instacart Marketplace, Instacart Enterprise platform, and Instacart Ads. Our solutions are underpinned by a shared foundation of technology, infrastructure, data insights, and fulfillment that leverages our scale and expertise specific to the grocery category. Supporting all of this is AI, which helps us build smarter products, better tools, and more accurate insights across our solutions. Our technology solutions are better together. Our technology and data insights drive efficiencies for retailers, customers, brands, and shoppers.

Instacart Marketplace

Through Instacart Marketplace, we help retailers serve their customers’ needs as to how and where they want to shop by supporting a wide array of fulfillment options, shopping occasions, and categories. We help customers find their favorite products, provide an innovative ad offering that inspires people to try new brands, connect customers to our dedicated shopper community, and help retailers and customers build deeper relationships.

___________
(1) Based on shoppers who completed at least one order during the month ended December 31, 2025.

Instacart Enterprise Platform

Instacart Enterprise platform is an end-to-end technology solution that powers retailers across all aspects of their business. Our offerings are modular, allowing retail partners to pick and choose which technologies best fit their needs. These solutions work seamlessly together, so retailers can more efficiently integrate with Instacart than they can with multiple separate technologies. Key components of Instacart Enterprise platform include:

•e-commerce. Our storefront technology powers more than 380 grocers’ e-commerce sites(2) — and it’s built to scale, as we expand into new categories and regions.
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
•Insights. Insights gives retailers near real-time visibility into key metrics like item popularity, inventory levels and availability, order sizes, delivery times, delivery ratings, and sales, which enables retailers to optimize operations and provide better customer experiences. We blend our world-class technology with deep integrations and AI platform partnerships to enable our retail partners to thrive and grow in an AI-powered world.
Instacart Ads

Instacart Ads combines the best of digital advertising — precision, actionability, and measurability — with the ability to directly move products off the shelves at stores, getting these products into the hands of customers within hours. Because it offers brands a way to reach customers at the point of purchase and within minutes of delivery and consumption, our solution delivers highly measurable and strong return on investment across all parts of the customer shopping journey, from awareness to consideration to purchase. We have a wide breadth of advertising solutions, including Sponsored Product ads, display ads, coupons, and brand pages, to meet all of our brand partners’ needs. Instacart Ads also enables brands to learn more about general consumer behavior from discovery to purchase, offering valuable insights about how to optimize their advertising spend. Beyond our platform, we are expanding these capabilities to include online, off-platform, and in-store channels, enabling brands to reach customers across multiple touchpoints.

___________
(2) Includes grocery e-commerce storefronts excluding catering storefronts.

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
GOVERNMENT REGULATION

We are subject to a wide variety of complex laws and regulations in the United States and other jurisdictions in which we operate. The laws and regulations govern many issues related to our business practices, including those regarding privacy, data security, data protection, AI, pay and fee transparency, health information privacy and security, consumer protection, marketing and advertising, health and safety, food and product safety, import and export, zoning, sustainability, tax, insurance, employment, weights and measures, alcohol and other age-restricted products, worker classification, shopper rights, collective bargaining rights, internet usage and access, e-commerce, and electronic payments.

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

Because of how we engage shoppers, we are subject to a variety of local, municipal, state, federal, and international laws and regulations governing worker classification, compensation, pay and fee transparency, payment and benefits rules, and shoppers access to our platform. For example, Proposition 22 in California requires gig economy companies like Instacart to, among other things, provide independent contractors working in California with a minimum level of earnings as well as healthcare subsidy payments. Therefore, our compliance with Proposition 22 has increased our costs in California, and we expect such costs to remain elevated. Several other states in which we operate have and may continue to adopt legislation that provides for compensation and benefits for independent contractors similar to Proposition 22, establish other requirements to engage certain delivery workers such as shoppers’ access to our platform, or challenge the status of independent contractors altogether. Regulations like this will impact our costs, may impair or prevent our ability to continue to operate, and may impact customer pricing and our ability to enable the same customer experience we have historically provided. Additionally, we are continually subject to administrative actions, government investigations, and other legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of shoppers as independent contractors, and claims that, by the alleged misclassification, we have violated various employment and other laws that would apply to employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us.

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

As of December 31, 2025, we had approximately 630 issued patents in the United States and approximately 720 patent applications (including active Patent Cooperation Treaty applications) pending in the United States and globally. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole.

We have trademark rights in our name and other brand indicia, and have trademark registrations for select marks in the United States and other jurisdictions around the world. As of December 31, 2025, we also had approximately 165 copyright registrations. We also register domain names for certain websites that we use in our business, such as www.instacart.com, as well as similar variations to protect our brands and marks from cybersquatters. We continually review our development efforts to assess the existence and registrability of new intellectual property.

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
HUMAN CAPITAL

As of December 31, 2025, we had approximately 3,600 full-time employees worldwide. We also engage with contractors, vendors, and consultants. We have invested substantial time and resources into building our team and believe that our employee relations are strong. Our success depends in large part on the efforts of our management, highly-skilled software engineers, sales personnel, and other professionals. Therefore, it is crucial that we continue to attract and retain high-performing employees from all demographics by providing competitive compensation and benefits, fostering a welcoming, collaborative, inclusive, and safe workplace, while making opportunities available for all our employees to grow and develop in their careers. Our board of directors and compensation committee oversee our human capital strategy, which is developed and managed under the leadership of our Chief People Officer, who reports to our Chief Executive Officer.

Compensating and Supporting Our Employees

Instacart is committed to providing equitable compensation opportunities and rewarding employees who achieve results, embody our mission and values, and help others succeed. We also believe in supporting our employees’ personal and professional growth as well as their health and wellness.

Providing Equitable and Competitive Compensation. Our philosophy is to provide our employees with market competitive and equitable compensation that rewards high performance. To ensure equitable compensation for our employees, we consider external market data as well as internal parity for all compensation decisions. Periodically, under the direction of legal counsel, we conduct comprehensive reviews of employee compensation to help ensure compliance with any applicable pay equity regulations. To incentivize high performance, we aim to reward eligible employees with pay increases and equity awards in recognition of their contributions. We believe our compensation practices help us attract and retain talented employees in a competitive labor market.

Supporting Our Employees. Our employees work hard to ensure the success of our business, and we know that hard work requires strong support. That is why we are deeply committed to investing in resources to help our employees grow and thrive. We take a holistic approach to supporting employee well-being through providing eligible employees and their eligible dependents with competitive health and wellness benefits, retirement savings, and work-life options tailored to help keep them and their families feeling their best. In addition, we maintain a Flex First workforce model, which provides our eligible employees with the option to work remotely, in one of our offices, or a combination of both. We believe this provides our employees with the flexibility to support their personal needs while maintaining our high-performing and collaborative culture. We are also devoted to investing in the development of our employees through learning tools and opportunities to help them achieve their personal and professional goals.

Supporting a High-Performing Workforce

One of our human capital priorities is building and maintaining the highest performing workforce we are able through attracting, developing and retaining qualified talent from diverse backgrounds at every level of our organization. We have developed a number of initiatives throughout the employee life cycle to achieve this objective.

Accessing the Available Talent Pool. Our recruitment processes are intended to promote access to hiring opportunities for talented applicants from a variety of industries and backgrounds. We provide training to recruiters, hiring managers, and interviewers on our recruiting practices, with the goal of ensuring that all candidates are seen and evaluated fairly. These efforts help ensure we have access to a diverse pool of talented candidates that strengthens our workforce’s overall capabilities.

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

Fostering an Inclusive Environment. We believe that creating an inclusive environment not only drives performance but also fosters innovation, collaboration, and long-term success. To ensure Instacart remains a welcoming environment for all employees, while also intentionally focusing on inclusion for all talent, we are constantly investing in our culture and creating opportunities to build community for all of our employees. Members of our executive team personally sponsor Employee Resource Groups (“ERGs”) and Instacart allocates funding to our ERGs for programming and initiatives that range from professional development sessions, employee networking opportunities, and volunteer events to belonging and engagement opportunities. Additionally, in order to improve collaboration among diverse teams, we have invested in resources to educate our employees on building an inclusive culture and on recognizing and managing bias. We also regularly survey employees on how effective our leadership has been in creating an inclusive workplace to discover new opportunities to build an inclusive community.
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
•Our business is subject to various laws and regulations, including those related to the contractor status of shoppers and requirements to engage shoppers, which may change or increase over time and subject us to increased compliance costs and liabilities.
•The markets in which we participate are highly and increasingly competitive, with well-capitalized and better-known competitors, some of which are also partners. If we are unable to compete effectively, our business and financial prospects would be adversely impacted.
•Artificial intelligence and machine learning solutions, including our use of such solutions and use of such solutions by our competitors, could result in reputational harm, competitive harm, or legal liability, and could adversely affect our results of operations.
•If we fail to cost-effectively engage, attract, or retain shoppers on Instacart, our business could be harmed.
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
•comply with existing and new laws, regulations, and judgments or settlements applicable to our business;
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

•cost of using Instacart compared to in-store shopping or other alternatives, including as a result of customer fees and differences between online and in-store prices and promotions;
•the actual or perceived value or quality of our membership offering and membership benefits;
•the actual or perceived value or quality of service, or the quality, pricing, and availability of products provided by retailers, including as a result of disruptions in the global supply chain;
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
•market acceptance of online grocery shopping and our in-store technology offerings;
•negative publicity related to our brand, including as a result of safety incidents, dissatisfaction with our offerings, and other events;
•actual or perceived public policy positions;
•failure to maintain good relationships with shoppers resulting in fewer shoppers available for customers, particularly during peak demand; or
•dissatisfaction with the user experience on our platform, new and current offerings, or changes we make to our offerings.
Although we believe that many customers originate from word-of-mouth customer acquisition and other non-paid referrals, we expect to continue to expend resources for customer acquisition and engagement, including through offering discounts and running promotions, all of which could impact our overall profitability. We have in the past experienced and may continue to experience decreases in new customer acquisition rates and customer retention, which have negatively impacted and may continue to negatively impact GTV and orders. As a result, we have increased and may continue to increase our customer acquisition spend, including incentives, paid marketing, and brand marketing campaigns to acquire new customers and increase the engagement of our existing customers, which may harm our margin and profitability and our efforts to drive efficiencies in our operating expenses. If we are not successful in, or reduce, our marketing investments, we may not be able to retain our existing customers or convert first-time customers, including those using consumer incentives such as discount promotions, into customers who regularly use and engage with our offerings. Further, we may not be able to accurately assess the effectiveness of our marketing campaigns and strategies in acquiring new customers or increasing existing customer engagement for several periods. The effectiveness of our marketing campaigns and strategies may also be obfuscated due to temporary or periodic external factors, such as future public health outbreaks, macroeconomic factors, and changes in the regulatory landscape. Failure to effectively design and conduct such campaigns and strategies may negatively impact our ability to acquire new customers and increase engagement with existing customers, which would harm our revenue growth and business. Consumers also have different grocery needs and preferences depending on demographics, and these priorities may shift as they age. We face heavy competition for consumers in certain demographics, including those in younger age groups who prioritize use cases, features, and fulfillment options that are different from customers in older age groups, such as convenience and specific product categories, as well as those in different income groups who may prioritize affordability over convenience or selection. If we do not successfully address the current and future needs of consumers in different demographics, primarily certain age and income groups, including through brand marketing campaigns and introduction and promotion of relevant use cases, features, fulfillment options, and other functionalities, we may be unable to attract new customers or increase engagement with existing customers. In addition, we may also experience increased customer churn, including to competitors, which would harm our business.
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
We regularly provide customers with appeasement credits and refunds as well as incentives for future orders, which measures are intended to counteract any reputational harm and maintain customer satisfaction but are accounted for as direct reductions to our transaction revenue. These negative impacts to our revenue have harmed, and may continue to harm, our margin and results of operations, and the related customer dissatisfaction negatively impacts customer retention and engagement as well as our ability to continue growing our orders, GTV, and Instacart+ adoption. These negative impacts particularly harm our ability to engage with and retain customers in demographic groups that are historically less prevalent on Instacart, such as lower income customers, who may attribute less value to Instacart compared to alternatives due to these negative impacts. Efforts to reduce the overall costs associated with these appeasement credits and refunds, including by reducing appeasement credits and refunds generally, may also create reputational harm and impact our ability to attract or retain customers. Failure to retain existing customers or acquire new customers may also harm our relationships and commercial arrangements with retailers and brands as well as our ability to attract new retail and brand partners. Past and future changes to the fees that we charge our customers may also reduce overall engagement by our customers or negatively impact new customer acquisition. If we are not able to continue to expand our customer base or fail to retain or drive greater engagement of customers or increase demand for our full-price or paid services, such as Instacart+, while balancing the interests of other constituents on Instacart, our revenue may grow slower than expected or decline, and our margin may be negatively impacted.
We have a limited history operating our business at its current scale, scope, and complexity in an evolving market and economic environment, which makes it difficult to plan for future operations and strategic initiatives, predict future results, and evaluate our future prospects and the risks and challenges we may encounter.
We have significantly scaled and expanded our business and operations, which has led to increased usage of our offerings from new and existing customers. Accordingly, we have limited experience in, and data and results from, operating our business at its current scale, scope, and complexity and in a rapidly evolving market and economic environment. As a result, our ability to plan for future operations and strategic initiatives, predict future results of operations, and plan for and model future growth in orders, GTV, revenue, expenses, and prospects is subject to significant risk and uncertainty as compared to companies with longer and more consistent operating histories and in more stable macroeconomic or regulatory environments and industries. In particular, we face risks and challenges relating to our ability to, among other things:
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
•comply with existing and new laws, regulations, and judgments or settlements applicable to our business;
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

Our future growth will depend heavily on our ability to successfully execute on our strategic initiatives. For example, as we continue to expand our business, we have introduced and scaled new features, use cases (such as convenience and restaurants), fulfillment options (such as pickup and priority), and functionalities in our offerings (such as flyers and loyalty programs), and made strategic investments in new technologies and initiatives (such as our enterprise offerings, including AI Solutions). We have also invested heavily in Instacart Ads capabilities and in growing the number of brands that use our services. In addition, we continue to invest in international expansion and strategic initiatives such as Instacart Business and Instacart Health to expand the scope of our business. Our future growth depends on the perceived value of our expanded offerings as a whole to retailers, customers, brands, shoppers, and strategic partners, as well as our ability to balance the effects of various strategic initiatives, including our focus on further scaling our operations to improve our margin and profitability. For example, we may experience fluctuations in our growth due to changes in average order value as a result of restaurant orders and lowered basket minimums for Instacart+ members to receive $0 delivery fees, new or updated pricing strategies, or other strategic initiatives. We have limited experience operating this expanded business model and may not be able to accurately predict and plan for the impacts it may have on our growth rates, revenue mix, margin, and profitability, as well as outside factors that may impact our business model, such as changes in consumer shopping behavior, retailer preferences, competition, and macroeconomic factors.
Our limited history and experience operating our current business may also negatively impact our ability to plan strategic investments and initiatives to further expand our business and offerings, including to support our retail partners, customers, brand partners, and shoppers, certain of which may require significant capital expenditures and future operating expenses that may be difficult to forecast. In addition, existing and future operational and strategic initiatives may have lengthy return on investment time horizons, such as brand marketing campaigns, new marketing, merchandising, and consumer awareness strategies, Connected Stores, AI Solutions, and international expansion. As a result, we will not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, resulting in high opportunity costs. The online grocery industry and competitive landscape also continue to evolve, which will require us to address shifting competitive pressures and further stresses our ability to plan for operational and strategic initiatives and forecast our future results of operations. We are also devoting significant resources to retain, manage, and train employees in information technology infrastructure, financial and accounting systems and controls, sales and marketing and engineering capabilities, operations and support infrastructure, as well as employees in geographically dispersed locations to service new and existing customers. We may not successfully accomplish any of these objectives in a timely manner or at all.
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
Although we have generated profit in recent periods, including net income of $457 million and $447 million for the years ended December 31, 2024 and 2025, respectively, we have historically experienced significant net losses, including a net loss of $1.6 billion for the year ended December 31, 2023, primarily as a result of stock-based compensation expense we recognized in connection with the vesting of certain restricted stock units (“RSUs”) and vesting of restricted stock in connection with our initial public offering (“IPO”). As of December 31, 2025, we had an accumulated deficit of $4.5 billion. We will need to sustain or increase revenue while managing our costs to sustain or increase profitability.
Our ability to generate and expand profitability is highly impacted by growth in our diversified revenue streams and our ability to drive operational efficiencies in our business. Our efforts to maintain and increase our profitability may not succeed due to factors such as evolving consumer behavior trends in grocery shopping, including the impacts of future public health outbreaks, impacts on prices of goods due to trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, inflationary pressures or other factors, actual or perceived risk of an economic recession, unfavorable macroeconomic conditions, customer engagement and retention, changes in our revenue mix and retailer, customer, and brand partner fees, the costs associated with complying with evolving regulatory regimes, including costs associated with order fulfillment, collection, and credit risks, our ability to hire and retain highly skilled personnel, our ability to effectively scale our operations, and the continuing evolution of the online grocery industry, many of which are beyond our control.
Our ability to generate and expand profitability also depends on our ability to manage our costs. We have expended and expect to continue to expend substantial financial and other resources to:
•increase the engagement of retailers, customers, brands, and shoppers;
•drive adoption of our offerings through marketing and incentives and increase awareness through brand campaigns;
•enhance Instacart with new offerings, including through partnerships, use cases, features, including flyers and loyalty programs, fulfillment options, member benefits, such as unlimited $0 delivery fees on orders over a certain size, and other exclusive benefits for Instacart+ members, and functionality, including through strategic investments and expanded technologies, such as AI Solutions; and
•invest in our operations to continue scaling our business and expanding internationally to achieve and sustain long-term efficiencies.
These investments may contribute to net losses in the near term. We may discover that these initiatives are more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses or realize the benefits we anticipate. Certain initiatives may also require incremental investments or recurring expenses and may not be accretive to revenue growth, margin, or profitability for a longer time period, if at all. Many of our efforts to increase revenue and manage operating costs are new and unproven given the unique and evolving complexities of our business and the evolving nature of the grocery industry. Any failure to adequately increase revenue or manage operating costs could prevent us from sustaining or increasing profitability. Expansion of our offerings, such as to include new use cases, technologies, fulfillment options, geographic markets, or retail categories, may initially harm our profitability. We have also made and may continue to make concessions to retailers that are designed to maximize profitability in the long term but may decrease profitability in the short term. These retailer concessions negatively impact our revenue and financial results and the process for determining and quantifying the impact of these concessions requires judgment and estimates. As a result, the impact of retailer concessions on our financial results may continue into future periods or have higher impacts than we anticipate. We may also incur higher operating expenses as we implement strategic initiatives, including in response to external pressures such as competition, retailer consolidation, and evolving consumer behavior trends in grocery shopping. For example, our sales and marketing expenses as well as consumer incentive costs have increased and may continue to increase in the near term. Additionally, we may not realize, or there may be limits to, the efficiencies we expect to achieve through our efforts to scale the business, reduce friction in the shopping experience, and optimize costs such as shopper earnings, payment processing, customer and shopper support, and shopper acquisition and onboarding costs. We have expanded gross margin and optimized operating costs through these efficiencies in the past, but the pace of such expansion has normalized and may decelerate further in the future. We may encounter unforeseen operating expenses, difficulties, complications, delays, and other factors, including as we expand our business, execute on strategic initiatives, continue to expand internationally, and navigate macroeconomic uncertainty and any future public health concerns or outbreaks, which may result in losses or a failure to generate or expand profitable growth in future periods.
In addition, we have granted RSUs to our employees and directors, which primarily vest upon the satisfaction of a service-based vesting condition. Stock-based compensation expense related to these RSUs and other outstanding equity awards will result in fluctuations in our expenses in future periods.
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
In order to attract and expand our relationships with consumers, brands, and shoppers, we must attract new retailers and maintain our relationships with existing retailers. Consumers have strong preferences for their favorite retailers due to the trust these retailers have created over generations, and our ability to increase consumer and brand adoption of Instacart depends on our ability to attract and maintain our retail partners and maintain or increase their adoption of our offerings.

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
We currently generate significant GTV and revenue from a small number of retailers. Our top three retailers accounted for approximately 43% of our GTV for the years ended December 31, 2023 and 2025, and 42% for the year ended December 31, 2024. While GTV and revenue from our largest retail partners may decrease as a percent of our total GTV and revenue over time as we generate more GTV and revenue from other retailers, we believe that GTV and revenue from our largest retailers will continue to account for a significant portion of our GTV and revenue for the foreseeable future. If any of these retailers were to suspend, limit, or cease their operations or otherwise terminate their relationships with us, the attractiveness of Instacart to consumers and brands could be materially and adversely affected.
We are continuing to build our Instacart Ads offerings. If we fail to grow our advertising revenue, our business, financial condition, and results of operations would be negatively impacted.
We are continuing to build, grow, and scale our Instacart Ads offerings and our advertising revenue model. Our agreements with brand partners provide that service fees are paid for continually promoting a brand during the duration of the term applicable to a given advertising campaign. Contracts applicable to a given advertising campaign are typically less than one year in duration. We primarily recognize revenue in the amount that we have the right to invoice as advertising services are rendered, which occurs upon delivery of clicks, upon delivery of impressions, over the contract term on a fixed fee basis, or upon redemption of coupons. Payment for our advertising offerings is generally due 30 to 90 days after receipt of invoice. Although we have significantly grown our advertising and other revenue and launched a number of new advertising capabilities in recent years, we are still optimizing and refining the execution of our growth strategy for our Instacart Ads offerings and face certain challenges associated with scaling such newer offerings. As such, there is no assurance that this advertising revenue model will continue to be successful or that we will generate increasing advertising revenue, and the pace of expansion of our Ads offerings may fluctuate. To sustain or increase our advertising revenue, we must attract new brands and encourage existing brands to maintain or increase their advertising spend on Instacart given we do not typically have long-term commitments from brands. To do this, we must expand the number of markets and surfaces where we offer advertising, attract new retailers, marketplaces, and platforms and expand our relationships with existing retailers, marketplaces, and platforms, acquire new customers and increase the engagement of existing customers, and increase the breadth and functionality of our advertising products to create more value for our brand partners, including new advertising formats, new measurement tools, increased brand awareness, and other capabilities to deliver attractive return on investment to brand partners. If we are unable or choose not to expand our advertising markets, develop or pursue innovative advertising models and offerings, expand our relationships with more retailers, marketplaces, and platforms, acquire new customers or increase the engagement of existing customers, or acquire new brand partners or increase the engagement of existing brand partners, we may not be able to successfully grow our advertising and other revenue. In addition, our advertising and other revenue growth rate and our advertising and other investment rate have fluctuated and may continue to fluctuate, particularly during periods of acceleration or deceleration in our GTV growth. Our advertising and other investment rate may also fluctuate if we generate more GTV from sources where we do not provide advertising or where we have recently enabled advertising, such as from certain new offerings or use cases and from retailers’ owned and operated online storefronts including those utilizing Instacart API that do not partner with Carrot Ads.
Changes to our advertising policies and privacy, data security, and data protection practices, laws, legislation, or regulations, or the regulatory enforcement thereof, may affect the products that we are able to provide to brands, which could harm our business. Actions by operating system platform providers or application stores such as Apple or Google may also affect our offerings or services or how we collect, use, and share data from end-user devices in connection with Instacart Ads. For example, Apple implemented a requirement for applications using its mobile operating system, iOS, to affirmatively (on an opt-in basis) obtain an end user’s permission to track user activity across apps or websites or access users’ device advertising identifiers for advertising and advertising measurement purposes, as well as other restrictions. Additionally, many state legislatures have enacted laws and regulations granting consumers the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration and imposing certain obligations on covered businesses with respect to consumers’ personal data. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, privacy preference mechanisms (such as browser signals from the Global Privacy Control), and “ad-blocking” software to prevent the collection of their personal data for targeted advertising purposes. The long-term impact of these and other privacy and regulatory changes remains uncertain and may harm our growth, business, and profitability.
In addition, expenditures by brands tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions have also adversely affected the demand for advertising and caused brands to reduce the amounts they spend on advertising. For example, we have seen and may continue to see reduced demand for advertising from brands that are exercising caution with their spending budgets and either slowing or reducing their campaigns due to, among other things, macroeconomic uncertainty, including as a result of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, global supply chain disruptions, labor shortages or disputes, changing consumer preferences, geopolitical conflicts, and reduced consumer confidence. These factors have had a negative impact on our advertising revenue, and such impact is expected to continue in future periods. These factors may also negatively impact our ability to forecast our advertising revenue as the extent of the ongoing impact of these macroeconomic factors on our business and on global economic activity generally is uncertain and may continue to adversely affect our business, operations, and financial results. In addition, brand partners have in the past reduced, and may in the future reduce, their spend on Instacart as a result of decreases in our GTV growth, the timing of adoption of new advertising formats and offerings, or for any other reason, which has in the past resulted and may continue to result in reductions in the growth of brand partner digital marketing spend on Instacart and related decreases in advertising and other revenue growth in future periods. Our ability to sustain or increase profitability depends in part on our advertising revenue, and failure to maintain or grow our advertising revenue could harm our prospects, business, financial condition, and results of operations, as well as impact our ability to strategically lower fees and invest in larger marketing campaigns, new offerings, and select geographic expansions.
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
With respect to Instacart Marketplace, our current and potential competitors include, but are not limited to: (i) existing and well-established online grocery or shopping alternatives, including digital-first platforms, such as Amazon and Thrive Market, (ii) brick-and-mortar retailers that have their own digital and fulfillment offerings, such as Target and Walmart, some of which decide to partner with Instacart to complement their own offerings, (iii) companies that provide e-commerce and fulfillment services for third parties, including retailers, whether online or offline, such as DoorDash, Shipt (acquired by Target), and Uber Eats, (iv) digital-first platforms entering the grocery market by owning inventory, including DashMart (owned by DoorDash), Fresh Direct (owned by Getir), and Gopuff, which may include existing retailers on Instacart, which could eventually eliminate their need to partner with us or limit their use of Instacart Marketplace, (v) companies that provide e-commerce and fulfillment services that focus on discrete categories of products, such as alcohol or prescription delivery, and (vi) companies that offer direct to consumer ingredient or meal offerings, such as Blue Apron (owned by Wonder Group) or Misfits Market, some of which may partner with Instacart to complement their own offerings. Most consumers currently choose to shop for themselves at brick-and-mortar grocery stores, regardless of whether we partner with the retailers that operate these stores. Also, the cost to switch between providers of online grocery shopping is low for consumers, and consumers within various demographics have a propensity to shift to the lowest-cost or highest-quality provider and may use more than one platform.
With respect to Instacart Enterprise platform, our current and potential competitors include, but are not limited to: (i) companies that are focused on the online grocery enterprise services industry, as well as larger enterprise software companies that have products and services that provide retailers with some of the benefits we offer through Instacart Enterprise platform, (ii) micro-fulfillment or automated warehouse providers that support grocery retailers’ owned and operated offerings, such as Ocado, and (iii) existing and potential retailers on Instacart who develop or may in the future develop their own enterprise e-commerce system. In addition, our competitors include companies that provide point solutions for individual components of Instacart’s e-commerce offering such as picking technology, retail media network solutions, and AI-powered grocery tools. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including retailers. While there may be costs to switch between enterprise products, retailers may shift to the platform that offers the lowest service fee for their products and provides the highest volume of orders, or build their own. Our Instacart Enterprise platform also includes in-store technology offerings, including Caper Carts, FoodStorm, Carrot Tags, and other in-store applications, which face competition from other retailer technology solution providers, such as Amazon and Hanshow.
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
If we fail to cost-effectively engage, attract, or retain shoppers on Instacart, our business could be harmed.
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
If there are not enough shoppers on Instacart, customer orders may be late, go unfulfilled, or be incorrectly fulfilled, which would have a negative effect on those impacted customers and retailers and consequently on our business. If there are too many shoppers on Instacart, there may be an insufficient number of customers placing orders to keep shoppers occupied, engaged, and satisfied with their earnings potential on Instacart. If we are unable to attract shoppers on favorable terms or increase utilization of Instacart by existing shoppers, if we lose shoppers on Instacart, or if shoppers determine it is no longer economically worthwhile to provide services on Instacart due to factors that may be beyond our control, including the costs of gasoline, vehicles, or insurance, changes in consumer behaviors in grocery shopping, and actual or perceived economic advantages of providing services with other companies that engage independent contractors, including our competitors, our growth objectives and our business and prospects could be seriously harmed.
The number of shoppers on Instacart could decline or fluctuate as a result of a number of factors, including shoppers choosing not to provide their services through Instacart as a result of being dissatisfied with their earnings potential, our pay model or changes to our pay model, changes to the terms of our independent contractor agreement, shopper incentives, our retail partners, having a poor experience on Instacart, or deciding to pursue other work opportunities. Many shoppers provide services part-time and have other independent contracting work or employment. Factors outside of our control, including macroeconomic factors, and improvements in labor markets, may cause shoppers to cease providing services on Instacart and become employees elsewhere. Shopper dissatisfaction has in the past resulted in shopper protests, coordinated shopper work stoppages, shoppers choosing not to provide their services through Instacart, and negative press. Any protests, work stoppages, or refusals to provide services may result in interruptions to our business or negative publicity and may otherwise harm our business and reputation. While we have implemented strategic initiatives and commitments to bolster our reputation with shoppers in the past, and intend to continue implementing such initiatives and commitments in the future, there can be no assurance that these will be effective to retain shoppers and maintain or improve our reputation with shoppers.
From time to time, we have experienced, and expect to continue to experience, shopper shortages, often due to factors that are not within our control and which may be difficult to predict. Shoppers have significant flexibility regarding the in-store tasks they want to perform, including when, where, and how they wish to shop and may also provide services on other app-based platforms. To the extent that we experience shopper shortages, we may need to provide or increase incentives to shoppers in order to attract them to Instacart, which would negatively impact our financial results. Our expectations and predictions for shopper needs and preferences may also be inaccurate or incomplete, including due to a lack of historical data for our current scale and scope of operations or due to consumer demand surges that can arise due to factors outside of our control, such as inclement weather. Under these circumstances, we may not be able to attract enough shoppers to fulfill orders in a timely manner even with shopper incentives. Consequently, if shopper shortages lead to the inability of customers to place orders through Instacart or to delayed or incorrect orders, we may lose customers to other online grocery platforms or to other modes of shopping, particularly customers in certain demographic groups who have historically been less prevalent users of Instacart and are more difficult to engage or retain, which would harm our growth, profitability, and results of operations. Finally, the loss of customer orders due to a lack of shoppers to fulfill them or due to incorrect order fulfillment may reduce the perceived value of our offerings to retailers, who may in turn leave Instacart.
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
The market acceptance of our offerings is critical to our continued success. Historically, consumers and retailers have been slower to adopt online grocery shopping than e-commerce offerings in other industries such as consumer electronics and apparel. Grocery is a complex market, and improving upon the traditional consumer in-store experience through an online platform or with connected shopping experiences is difficult due to broad consumer demands on selection, quality, affordability, and convenience. Grocery shopping habits and related consumer preferences are complex and diverse across and within geographies and across demographics and age groups. Changing traditional grocery shopping habits is difficult, and if consumers and retailers do not embrace the transition to online grocery shopping and connected shopping experiences as we expect, our business and operations could be harmed. The amount of influence we may have over these shopping habits and preferences, and the methods at our disposal to exercise such influence (including marketing and incentives), may be limited, and we are dependent on external influences over shopping habits and macroeconomic factors. In particular, shopping habits and preferences vary between younger and older consumers, consumers across different income groups, and among other demographic characteristics, and to be successful, we need to effectively increase market acceptance across all age, income, and other demographically different groups by increasing brand awareness and focusing marketing efforts on relevant habits and preferences. Moreover, even if more consumers begin to shop for groceries online, if we are unable to address their changing needs, or the evolving needs of retailers or brands, and anticipate or respond to market trends and new technologies in a timely and cost-efficient manner, we could experience decreased adoption, increased customer churn and lose the support of retailers and brands, any of which would adversely affect our business and results of operations. Demand for our offerings is also affected by a number of factors beyond our control, including macroeconomic conditions, initiatives by retailers to influence shopping behavior, continued market acceptance of our offerings, the timing of development and release of new offerings and features by us, the timing or manner of the adoption of our offerings by retailers and our competitors, changing consumer preferences, technological change, brand recognition, and growth or contraction in our markets. If we fail to achieve increased market acceptance of our offerings, our business could be seriously harmed.
Mergers or other strategic transactions by competitors or retailers could weaken our competitive position and adversely affect our business.
If one or more competitors or retailers were to merge, acquire, or partner with another competitor or retailer, the change in the competitive landscape could adversely affect our ability to compete effectively. Consolidation amongst major retail partners could impact contractual negotiations with such retail partners, result in lower utilization of our products, or lead ultimately to termination of existing retailer engagements. In addition, our competitors may also establish or strengthen cooperative relationships with current or future retailers, brands, and other parties with whom we have relationships, which could limit our ability to promote our offerings to those retailers and reduce our number of customers. As a result of these and future potential acquisitions or strategic partnerships, current and future retailers may begin working more closely, or on an exclusive basis, with other competitors with whom they have combined or otherwise established new relationships. Disruptions in our business caused by these events could adversely affect our business and results of operations.
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
•timing of strategic investments and expenditures, including international expansion;
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
The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. In particular, we experienced substantial growth in prior periods and made significant changes to our business, including through scaling our operations to meet the increased demand and implementing new business and product initiatives, which impacted our expenses and margin. These historical shifts and trends are not necessarily indicative of our future performance and may obscure longer term trends in our business and results of operations. Relatedly, even as the circumstances that accelerated the growth and evolution of our business subside, we may experience sudden periods of high demand and related increased costs due to future public health outbreaks or macroeconomic conditions. As such, for these and other factors stated above, quarter-to-quarter and year-over-year comparisons of our results of operations may not be meaningful and should not be unduly relied upon as an indication of future performance.
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
We experience seasonality in both the number of orders and GTV on Instacart, as well as in our advertising and other revenue. We typically see lower levels of order volume in the second and third quarter, resulting from lower usage of our offerings during the spring and summer months, followed by higher levels of order volume during the holiday season. In addition, during periods of inclement weather, the number of available shoppers generally decreases, while the number of orders from customers has typically increased, which may disrupt or obscure typical seasonal trends and make seasonal fluctuations difficult to detect. In addition, our advertising and other revenue has historically been seasonally high in the fourth quarter and seasonally low in the first quarter in a given year as a result of how advertisers deploy their budgets. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. We expect these seasonal trends to become more pronounced over time if our growth slows, although growth in offerings, such as restaurants, acquisitions, and disruptive events, such as future public health outbreaks, may obscure future seasonality trends. Moreover, other seasonal trends may develop, including from new offerings, or these existing seasonal trends may become more extreme, and the existing seasonality and customer and shopper behavior that we experience may change or become more significant, which would contribute to fluctuations in our results of operations.
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
We rely on a number of third parties to operate our critical business systems and to process confidential and personal information, such as the payment processors that process customer credit card payments, cloud service providers, and employee and customer service centers, including those located in other countries. Our ability to require, monitor, and enforce these third parties’ information security practices is limited. Because third parties provide operational support to our business and process confidential and personal information on our behalf, we could experience materially adverse consequences as a result of cyberattacks or incidents experienced by those third parties. Third party and supply chain attacks have increased in frequency and severity and we cannot guarantee that the security of our service providers or any of their partners has not been materially compromised. We also cannot be certain that our contracts with these third parties will allow us to obtain indemnification or recovery from them for data security-related liability that they cause us to incur.
Threat actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. Due to the current geopolitical environment, we and the third parties upon which we rely are at heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to maintain, sell, and distribute our offerings and services. In particular, severe ransomware and extortion attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds.
In addition, remote work poses risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. For example, technologies in our employees’ and service providers’ homes are often not as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes, or other remote work locations, may be less secure than those used in our offices. There is no guarantee that the privacy, data security, and data protection safeguards we or our service providers have put in place will be comprehensive, or completely implemented, complied with, or effective. Additionally, future and past business transactions with other parties (such as acquisitions, strategic partnerships, collaborations, or integrations) have exposed us to additional cybersecurity risks and vulnerabilities associated with those parties, such as security issues that were not identified during due diligence, and difficulty or incomplete integration of their systems into our information technology environment and security program.

We and our third-party providers regularly experience cyberattacks and other security incidents, and we expect such attacks and incidents to continue. For example, we regularly experience credential stuffing attacks in which malicious third parties use credentials compromised in data breaches suffered by other companies or otherwise improperly obtain credentials to access shopper or customer accounts on Instacart, as well as sophisticated social engineering attacks, which, if successful, could lead to the installation of malware on our network and unauthorized access to and acquisition of information. It is increasingly difficult and costly to detect, investigate, mitigate, contain, and remediate a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business, which presents additional opportunities for threat actors to gain access to other networks and systems. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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
While we have implemented security measures designed to protect against security incidents, we and our third party providers cannot anticipate, or implement adequate preventative measures to address all cybercrime and hacking techniques (including the use of AI) used by threat actors, including those that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. Any or all of the following could independently or in the aggregate cause a material adverse impact to our business, financial condition, and results of operations: loss of customer confidence in the security of Instacart and damage to our brand, reduced demand for our offerings, serious disruption of normal business operations, material diversion of resources to investigate and remediate incidents, exposure to legal liability, including through litigation (such as class actions), regulatory enforcement, and indemnity obligations. Further, applicable privacy, data security, and data protection obligations require us to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators, and investors, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences, including potential statutory damages. We have expended and may in the future expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. These risks are expected to increase as we continue to grow and process, store, and transmit increasingly large amounts of data, including across different jurisdictions. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy, data security, and data protection obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data security, and data protection practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
Our ability to attract new retailers, customers, brands, and shoppers and increase revenue from existing retailers, customers, and brands depends in large part on our ability to enhance and improve our existing offerings and to introduce new features or offerings. To grow our business and be competitive, we must develop offerings, features, and functionality that reflect the constantly evolving nature of technology and the needs of retailers, consumers, brands, and shoppers. The success of these and any other enhancements or developments depend on several factors, including their timely introduction and completion, sufficient demand, and cost effectiveness. It is difficult to accurately predict retailer, consumer, brand, or shopper adoption of new features or offerings, and related shifts in consumer shopping behavior, as well as our limited experience in operating our business at its current scale, scope, and complexity. Such uncertainty limits our ability to predict our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot navigate such uncertainties or are unable to successfully develop new features or offerings or to enhance our existing offerings or otherwise overcome technological or regulatory challenges and competing technologies to gain market acceptance, then our business and results of operations will be adversely affected.
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
We have incorporated and may continue to incorporate additional AI (including machine learning) solutions into our platform, offerings, services, and features, including those based on large language models, and these applications have become more important to our operations and to our future growth over time. For example, we recently launched AI Solutions, a new collection of enterprise offerings that bring AI-powered capabilities to our retail partners. We expect to rely on AI solutions to help drive future growth in our business and reduce costs, but there can be no assurance that we will realize the desired or anticipated benefits from AI. We may also fail to properly implement or market our AI solutions. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AI may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, misleading, unfair, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. Third-party AI technologies, including agent-based applications capable of performing online tasks on behalf of users, may change how consumers interact with our offerings, including our advertising offerings, or may divert consumers from engaging with our offerings altogether. Failure to adapt our offerings to such technologies may in the future impact our financial performance and results of operations. Additionally, although we have invested in AI solutions for internal use, there can be no assurances that we will successfully develop and employ such solutions, or that our personnel will effectively adopt and leverage such solutions, to improve productivity and operational efficiencies.
A number of national, state, and local regulators have adopted, or are in the process of adopting, comprehensive legal frameworks governing AI, machine learning, and automated decision-making systems. These and any future regulations may increase compliance costs and impact our ability to utilize our AI solutions or develop new solutions, and any failure or perceived failure by us to comply with such requirements may subject us to lawsuits or regulatory investigations and have an adverse impact on our business. Our use of AI applications may also create additional confidentiality, security, and related risks. For instance, sensitive information (including confidential, competitive, proprietary, or personal data) that we input into or is otherwise accessible by a third-party AI solution could be leaked or disclosed to others, including if sensitive information is used to train a third party’s AI model. Additionally, the use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm.
We are making substantial investments to expand our offerings and technologies to capitalize on new and unproven business opportunities and expect to increase such investments in the future. These new ventures are inherently risky, and we may never realize any expected benefits from them.
We have made substantial investments to expand our offerings and technologies to capitalize on new and unproven business opportunities, including new fulfillment options and use cases, international expansion, expansion into retail categories outside of grocery, the development of hardware products, and automated AI technologies. We intend to continue investing significant resources in developing these technologies, tools, initiatives, features, and offerings that we believe will enable our success in new markets or areas of business and/or strengthen our core business. For example, we launched AI Solutions, a new collection of enterprise offerings that bring AI-powered capabilities to our retail partners. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies or ventures, or if we are unable to timely introduce and commercialize such offerings, we may not realize the expected benefits of our strategy. These initiatives also have a high degree of risk, as they involve nascent industries and unproven business strategies and technologies with which we have limited or no prior development or operating experience. Because these initiatives are new, they may involve claims and liabilities, expenses, regulatory challenges, and other risks, some of which we cannot currently anticipate. Certain initiatives may also involve committed incremental investments or payments over long periods of time before they become accretive to our revenue or margin, and if they never become accretive, we may be contractually obligated to make payments or incur expenses in connection with initiatives for an extended period without sufficient, or any, economic or financial benefit. Further, our development efforts with respect to new offerings and technologies could distract management from current operations and divert capital and other resources from our more established offerings and technologies.
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
Promoting awareness and driving adoption of our offerings is important to our ability to grow our business, and attracting and engaging new retailers, customers, brands, and shoppers can be costly. Our consumer marketing efforts currently include, without limitation, digital performance marketing that includes search, programmatic, and social; customer relationship management based marketing that includes push notifications, text messaging, email marketing, linear television, audio, and shopping ads; and co-marketing efforts with retailers, payment providers, brands, and other partners. Some of these marketing efforts rely on our ability to utilize third-party systems or platforms, which are subject to their own operational and regulatory risks. To drive existing customer reengagement, we also utilize targeted promotions including time-limited $0 delivery offers and coupons. We also provide incentives to brands to advertise on our platform, increase their engagement, and promote the launch of new advertising solutions. For shoppers, we reach them primarily through digital performance marketing and through in-app prompts. Our marketing initiatives may become increasingly expensive, and we may fail to generate a meaningful return on these initiatives, if at all. For example, we have incurred increased expenditures on our marketing and consumer incentive initiatives to accelerate the growth of our business, which have and may continue to have an effect on revenue and may harm our profitability in the near term. We also have limited experience conducting broad brand marketing campaigns and other marketing initiatives given the current scale, scope, and complexity of our business. Even if we successfully increase revenue as a result of consumer marketing efforts, it may not offset the additional marketing expenses we incur. Our marketing campaigns may also be long-term endeavors, and we may not be able to accurately assess the success of these campaigns for several periods. If our marketing efforts to help grow our business are not effective or if we reduce our marketing expenditures, we expect that our business, financial condition, and results of operations would be adversely affected.

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
Unfavorable publicity regarding Instacart, shoppers, customer service, or privacy, data security, and data protection practices could also harm our reputation and diminish confidence in, and the use of, our services. Fear of loss of customers or lack of customer adoption due to poor service quality or negative customer or shopper reviews or press may make retailers reluctant to join or remain on Instacart. The same negative effects could occur as a result of trust and safety or fraud incidents. The loss of customers or retailers due to poor shopper performance or a trust and safety incident caused by a shopper, customer, or third party could harm our business. In addition, negative publicity related to strategic partners, marketing partners, or key brands that we have partnered with may damage our reputation, even if the publicity is not directly related to us. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among retailers, customers, brands, and shoppers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of retailers, customers, brands, and shoppers, and our business, financial condition, and results of operations may suffer.
If we fail to offer high-quality support, our ability to attract and engage customers and shoppers could suffer.
Customers and shoppers rely on our and our partners’ support personnel and technologies to resolve issues and realize the full benefits that Instacart provides. High-quality support to both customers and shoppers is also important for the expansion of Instacart’s use by our existing customers. The importance of our support function will increase as we expand our business and pursue new customers. We rely in part on support personnel and contractors in countries outside of the United States, and government actions in those countries such as curfews have in the past and could in the future slow down our systems and ability to timely respond to customer and shopper issues. We also rely in part on support technologies, including self-service and AI solutions. Those technologies have in the past and may in the future fail to perform as expected or fail to adequately address support issues resulting in customer and shopper dissatisfaction. If we do not help customers and shoppers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our revenue from existing and new customers could suffer, as well as our reputation with existing or potential customers.
Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and engaging retailers, customers, brands, and shoppers. Future changes to our pricing model could adversely affect our business.
Demand for our offerings is highly sensitive to a range of factors, including our strategies relating to the amount of potential earnings required to attract shoppers, incentives paid to shoppers, and the fees we charge retailers, customers, and brands. Many factors, including operating costs, launching or scaling new strategic initiatives or use cases, legal and regulatory requirements, constraints, or changes, supply chain issues, the price sensitivity of consumers in different income groups or other demographics, inflation, and our current and future competitors’ pricing and marketing strategies, have in the past significantly affected and may in the future significantly affect our pricing strategies. For example, certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings, including subscription offerings for bundled services. Moreover, some jurisdictions in which we operate have established requirements to engage certain delivery workers, including around shopper pay and benefits, shopper access to our platform, and other types of regulations governing our engagement of shoppers, and we expect other such measures may be enacted in the future. Such competition, regulation, or other factors may cause us to change the fees we charge customers, increase the incentives we pay to shoppers who use Instacart, adjust the fees we charge retailers or brands, or increase our marketing and other expenses to attract and maintain or increase the engagement of retailers, customers, brands, and shoppers. We have launched, and may in the future launch, new or updated pricing strategies and initiatives, such as subscription offerings like Instacart+, and customer or shopper loyalty programs, or we may modify existing pricing methodologies or pricing models and fulfillment options. These new or updated pricing strategies and initiatives may not ultimately be successful in attracting and engaging retailers, customers, brands, or shoppers or may negatively impact growth rates, customer retention, and engagement as well as our financial results. We also offer brands and retailers tools and products, including through our Eversight business, to enable them to formulate their pricing and promotions strategies. If these solutions fail to generate improved results for brands and retailer sales, brands and retailers may choose to not use such solutions. In addition, government authorities and regulators have recently been increasingly focused on grocery prices and related pricing methodologies and practices, which may impact our ability to offer such tools and products. Our brand reputation and our ability to attract and retain customers could also be harmed if these solutions negatively impact consumer price perception. The increasing complexity of our pricing models and related expansion of our business may also require us to update our internal systems for invoicing retailers or brands or incur costs to remediate errors or disputes in existing invoices.
Further, consumers’ price sensitivity may vary by geographic location, and as we expand, our current pricing methodologies may not enable us to compete effectively in these locations. In particular, as we continue expanding internationally, we may be required to change our pricing strategies and to adjust to different cultural norms, including with respect to consumer pricing and gratuities. While we do and will attempt to set prices for our services based on our prior operating experience and customer, retailer, brand, and shopper feedback and engagement levels, our assessments may not be accurate, our ability to assess or implement changes may be constrained, there may be errors in the technology used to price our services, and we could be underpricing or overpricing our services as a result. In particular, we have limited experience pricing our offerings in volatile macroeconomic environments and at the current scale, scope, and complexity of our business. As a result, our historical data and operating experience may be insufficient to adequately inform our future pricing strategies. In addition, we may need to revise our pricing methodologies as we continue to develop new offerings and features. Changes to any components of our pricing model may, among other things, result in customer dissatisfaction, lead to a loss of customers on Instacart, and seriously harm our business.
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
If shoppers or individuals impersonating shoppers or customers engage in criminal activity, fraud, including identity theft, use of stolen or fraudulent credit card data, misconduct, breach of our terms of service, or inappropriate conduct or use Instacart as a conduit for criminal activity, or we fail to identify or detect, or experience delays in identifying or detecting such activity or events, or if we are prevented from deactivating such individuals or otherwise taking action to stop such activity, including as a result of regulations, our financial results may be negatively impacted, our offerings may not be viewed as safe, reliable, or appealing, and we may receive negative press coverage as a result. Such negative public perception of our offerings or brand would adversely impact our brand, reputation, and business. We have in the past experienced, and may experience in the future, inappropriate conduct and criminal activity by certain shoppers or other bad actors, including fraudulent uses of credit cards, manipulation or falsification of data related to shopper activity, social engineering attacks to gain access to customer and shopper accounts, as well as fraudulent use of our payment card programs. This conduct has in the past involved, and may in the future involve, coordinated and complex fraud schemes that are difficult to detect and prevent. Given their complexity, such schemes have in the past persisted, and future schemes may also persist, for lengthy periods prior to detection. As a result of these fraudulent schemes, we have in the past been, and may in the future be, liable for orders facilitated on Instacart with fraudulent credit card transactions, even if the associated financial institution approved the credit card transaction. In addition, even if we are not contractually required to do so, we have historically provided retailers with business concessions for related losses in certain cases and may provide additional concessions as a result of future schemes. These retailer concessions and any liability we otherwise face from such inappropriate or fraudulent conduct negatively impact our revenue and financial results. In addition, the process for quantifying the amount of financial losses from these fraudulent schemes may be lengthy, in part due to their complexity and, in cases where the fraudulent activity occurs through systems controlled by our partners, we may be unable to remediate or prevent this activity in a timely manner or at all due to limitations in, or our ability to, interact with such systems. As a result, the impact of such schemes on our financial results may continue into future periods or have higher impacts to our financial results than we anticipate, even following their termination. Our failure to adequately detect, address, or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action, result in errors in our financial statements that could result in corrections to or restatements of our historical financial statements, cause delays in the preparation and filing of our periodic reports as well as failures to meet our reporting and other obligations as a public company, and lead to expenses that could adversely affect our business, financial condition, and results of operations. If other criminal, inappropriate, or other negative incidents occur due to the conduct of retailers, customers, brands, shoppers, or other third parties, our ability to attract retailers, customers, brands, and shoppers may be harmed, and our reputation, business, and financial results could be adversely affected.
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
For example, our business is impacted by the amount of disposable income that consumers have to spend on online grocery shopping. Actual or perceived risks of an economic recession, elevated interest rates, cessation of, interruptions to, or changes to government aid programs, tariffs or other trade restrictions enacted by the United States and responses by foreign governments to such policies, and inflationary pressures have in the past resulted and may in the future result in decreased customer retention and engagement as consumers may opt to purchase groceries or other consumer goods themselves, instead of through Instacart, or choose to purchase groceries from bargain or other lower-cost retailers that are not on Instacart, as well as reduced advertising spending by brands. We may not be able to fully offset higher costs through operational efficiencies and/or pricing strategies, and while certain of our new offerings are focused on value and affordability, these initiatives may not fully offset pricing challenges faced by customers. In addition, increases in food, labor, fuel, rent, energy, supply, and other costs, many of which are beyond the control of our retail partners, have increased retailers’ operating costs and caused our retail partners to raise prices and may cause further price increases in the future. In many cases, these retailers may not be able to pass along these increased costs to consumers and, as a result, may reduce product offerings or cease operations. If spending at many of the retailers in our network declines, or if a significant number of these retailers goes out of business, consumers may be less likely to use our service, which could harm our business and results of operations. Reduced customer spending on Instacart could also cause our retail partners to reduce or cease engagement with Instacart. Further, increases in gas prices or other factors that increase the costs to operate motor vehicles could make it prohibitively expensive for shoppers to deliver to customers.
In addition, negative conditions in the general economy both in the United States and abroad resulting from disruptive events, including future public health threats, geopolitical conflicts, economic sanctions, bank failures, changes in international trade relations, political turmoil, weather events, and natural catastrophes, including warfare and terrorist attacks on the United States or elsewhere, could adversely affect our liquidity and financial condition as well as demand for our offerings and the growth of our business. In particular, we generate a significant proportion of our GTV from a limited number of geographical markets. If such negative conditions disproportionally affect these markets, the demand for our offerings and the growth of our business may be more severely impacted. In addition, future public health outbreaks could cause operational disruptions and incur additional expenses including expenses associated with health and safety protocols and processes, which could adversely affect our business and results of operations. Further, due to the size, scope, and nature of our operations, the expenses we may need to incur to protect the health and safety of shoppers and certain of our employees in the event of future public health outbreaks may be higher than similar expenses that companies in other industries may need to incur. In addition, these events and any impact of these events on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business and the business of our partners, including supply chain disruptions, as well as the ability of shoppers using Instacart to complete deliveries. Such disruptions may create additional costs for us to maintain or resume operations and may also negatively affect the growth of our business.
Our operations have grown substantially in recent years, and we expect to continue expanding the scale of our operations. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.
In recent years, we have experienced growth of our operations in the United States, Canada, and Europe. This expansion increased the complexity of our business and has placed, and will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage our growth effectively, which could damage our reputation and negatively affect our results of operations.
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
Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, consumer demands, and competitive pressures. In some circumstances, we may choose to expand our services and grow our business through the acquisition of complementary businesses and technologies rather than through internal development. For example, in April 2025, we acquired Marlin9 Holdings, Inc., which operates as Wynshop, a provider of e-commerce retail solutions for grocers and retailers. We have also entered in the past, and will continue to seek in the future, strategic partnerships, collaborations, commercial arrangements, or alliances with third parties, which we refer to collectively as collaborations. The identification of suitable acquisition candidates or collaborators can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions or collaborations, including as a result of regulatory inquiries or actions by antitrust authorities. In particular, our proposed or completed acquisitions or collaborations may be subject to investigations or enforcement actions by antitrust regulatory bodies in the countries in which we operate, such as the Department of Justice and the Federal Trade Commission (“FTC”), which have recently increased their scrutiny of merger or collaboration activity, particularly in the technology sector. In addition, once we have completed an acquisition, we may not be able to successfully integrate the acquired business.
Certain of our collaborations also are, and may in the future be, with third parties that are well-capitalized and have significant size, scale, geographic, and other advantages. As a result, certain of the terms in such arrangements may be less favorable to us. We will also have limited control over the amount and timing of resources that our collaborators dedicate to our arrangements. These arrangements may not lead to the business, growth, and financial outcomes that we expect, may raise new compliance-related obligations and challenges, and may also result in significantly higher costs for us or other negative impacts or impediments to our business, operations, regulatory posture, or strategy, which we may not anticipate or currently project, that result in a material adverse effect to our business, financial condition, and results of operations. In particular, these collaborations may span multiple years, include significant fees, and often require significant upfront costs. As a result, we may not be able to accurately assess the success of these collaborations for several periods and only after we have made substantial investments and expenditures. If any collaboration results in future material adverse effects to our business, financial condition, and results of operations, we may not be able to terminate such collaboration on a timely or cost-effective basis. In addition, we offer certain features or use cases to our customers, such as restaurants, through collaborations. If any such collaborations are terminated or any of our collaborators refuse to renew their agreements with us on commercially reasonable terms, we may need to find other partners to continue offering such features or use cases, and may not be able to secure similar terms or replace such partners in an acceptable time frame. Similarly, our ability to continue providing certain features or use cases could be negatively impacted if any such collaborators experience a disruption in their operations, the quality of their services decline, or they are otherwise unable to offer their services as customers expect. Certain of these third parties, such as retailers and brands, also engage with our business in other aspects, and any disagreements or disputes in connection with collaborations may result in the loss of these third parties as customers or partners in other areas of our business. We have issued in the past, and may in the future issue, new equity or equity-linked securities to partners, which may dilute our existing stockholders and include affirmative or restrictive covenants as well as redemption or repurchase provisions.
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
Our business is subject to complex and changing laws, rules, and regulations in the United States and other jurisdictions in which we operate, including, without limitation, those governing internet usage and access, e-commerce, hardware devices, electronic payments, privacy, data security, data protection, AI, machine learning, automated decision-making, pay and fee transparency, health information privacy and security, consumer protection, marketing and advertising (including terms and conditions and disclosure), gift cards, health and safety, food and product safety, product labeling and traceability, import and export, zoning and permitting, hardware device certification, sustainability, environmental, tax, insurance, employment, weights and measures, alcohol and other age-restricted products, collective bargaining, worker classification, and shopper rights and compensation (including minimum earnings). Some of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. New laws and regulations have been and may continue to be adopted, implemented, or interpreted to apply to us, and existing laws and regulations that we currently comply with and operate under may be interpreted differently in the future, including as a result of changes to our business. Some of these laws and regulations will, or may in the future, require us to change our business and operations, pricing, or fee disclosures, which may be costly and harm our customer retention and engagement as well as our results of operations. Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and in particular, companies in the “gig economy” that rely on the services of independent contractors.
For example, we have incurred, and we expect to continue to incur, significant costs and legal fees in defending the status of shoppers as independent contractors. In particular, we have been and may continue to be subject to administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state statute and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. Although we believe that we comply with applicable legal requirements and that shoppers are properly classified as independent contractors, we may be required to make significant payments, including through settlements, penalties, and interest as a result of these audits. A judgment, settlement, or order issued by a court or governmental body or otherwise in connection with any judicial, administrative, or legal proceeding that results in us being prohibited from continuing to use independent-contractor shoppers in the manner we currently do, may, among other things:
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
Further, the state of the law regarding independent contractor status varies from jurisdiction to jurisdiction and among governmental agencies and is subject to change based on court decisions and regulation. For example, Proposition 22 provides more legal certainty over the status of independent workers offering delivery services in California. However, there may continue to be legal challenges, or legislative or other attempts to amend or otherwise invalidate the benefits, protections, or the independent worker status provided by Proposition 22. To date, no such challenges or attempts have been successful. Additionally, we may face allegations that certain of our business practices do not satisfy all the elements of Proposition 22. Moreover, laws that provide greater certainty over the status of or otherwise regulate independent workers may also impose additional requirements related to the use of contractors. For example, Proposition 22 entitles shoppers in California to certain new pay standards and benefits, and imposes certain requirements, which increases costs for us in California, where a large number of shoppers who use Instacart are located. While we believe we properly provide all requisite pay standards and benefits under Proposition 22, we may nonetheless face various claims involving disputes over such pay standards and benefits. Additionally, in September 2025, the New York City Council passed legislation mandating certain minimum earnings standards and other protections for grocery delivery workers, as well as certain disclosure requirements. If similar minimum earnings standards and other regulations are enacted in other jurisdictions in which we operate, it will increase the cost and complexity of operating our business in those jurisdictions and may adversely affect our business. We expect continuing challenges to the independent contractor classification of shoppers who use Instacart and the imposition of additional requirements on the use of contractors. If legislation, regulations, or judicial decisions regarding contractors change adversely, including by imposing additional requirements to engage contractors, such changes would increase the already existing risk that shoppers could be construed as employees or increase our costs to use shoppers. Therefore, our ability to contract with independent contractors for order fulfillment in those jurisdictions would be significantly negatively impacted, and we may experience one or more of the impacts listed above, which would adversely affect our business, financial condition, and results of operations.
The cost of compliance with the evolving and ever-changing legal and regulatory environment may be significant and have in the past required, and may in the future require, us to modify our business and operations or pricing strategies. Our failure or perceived failure to comply with existing or future laws, rules, and regulations could subject us to litigation, audits, investigations, disputes, or other legal proceedings that could result in fines, civil liability, mandatory injunctions, or consent orders that change or restrict how we operate or require cessation of operations. As our business matures and we expand geographically and into different retail categories or use cases, we may become subject to new laws and regulations in new jurisdictions. It is difficult to predict how existing and future laws will be applied to our business as it exists today and may exist in the future.
Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved could expose us to monetary damages or limit our ability to operate our business.
We have in the past been, are currently, and may in the future become, involved in claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings relating to various matters, including whether we fulfilled our contractual obligations to or improperly withheld pay or tips from shoppers, whether we adequately protected the public’s or shoppers’ health and safety, whether we properly provide protected leave, whether we properly paid taxes, whether we properly implemented and disclosed our fees, whether we improperly conduct background checks of shoppers, and whether we are responsible for injury resulting from alleged shopper actions or negligence, as well as those involving bodily injury and property damage, labor and employment, anti-discrimination claims, commercial and contract disputes, unfair competition, consumer protection regulations, including fees, pricing, and related disclosures, marketing practices, and automatic renewal laws, intellectual property, transactions involving our securities, privacy, data security, and data protection, environmental laws and regulations, health and safety, weights and measures, compliance with regulatory requirements, and other matters. For example we have received and may continue to receive inquiries from various agencies regarding pricing on our platform. See the information under the caption “Legal Matters” in Note 10 — Commitments and Contingencies to our consolidated financial statements contained in this Annual Report on Form 10-K for more information.
The results of any such litigation, investigations, and other legal and regulatory proceedings are inherently unpredictable and expensive. The frequency of such claims could increase in proportion to the number of retailers, customers, brands, and shoppers that use Instacart. Any claims against us, whether meritorious or not, could be costly and harmful to our reputation, and could require significant amounts of management time and corporate resources. We have in the past entered and may in the future enter into settlement agreements to resolve such claims. For example, in December 2025, we entered into a consent order to conclude the FTC’s investigation relating to certain of our marketing and Instacart+ membership program practices. The consent order does not include any admission of liability and requires us to pay $60 million to the FTC, which we paid in January 2026. If any of these legal proceedings were to be determined adversely to us, or if we enter into additional settlement arrangements, we could be exposed to monetary damages or be forced to change the way in which we operate our business or remove valuable features or content from our platform, which could have an adverse effect on our business, financial condition, and results of operations.
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
We are subject to rapidly changing and increasingly stringent laws, regulations, industry standards, contractual obligations, policies and other obligations relating to privacy, data security, data protection artificial intelligence, machine learning, and automated decision-making. The obligations, restrictions, and costs imposed by these laws, or our actual or perceived failure to comply with them, could subject us to adverse business consequences and other liabilities that adversely affect our business, operations, and financial performance.
As part of our normal business activities, we collect, use, store, share, transmit, and otherwise process sensitive, proprietary, and confidential information, including personal information of retailers, customers, brands, shoppers, employees, and others. We are subject to a variety of federal, state, local, and foreign privacy, data security, data protection,AI, machine learning, and automated decision-making laws, regulations, regulatory guidance, industry standards, contractual obligations, and codes of conduct, many of which have become increasingly stringent in recent years and are complex, constantly evolving, impose heavy compliance burdens, and may have conflicting requirements. New laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally which could further restrict certain uses of the personal information of retailers, customers, brands, shoppers, employees, and others.
In the United States, there are numerous federal and state privacy and data security laws, rules, and regulations governing the collection, use, storage, sharing, transmission, and other processing of personal information, including federal and state privacy laws, data security laws, data breach notification laws, consumer protection laws, and other similar laws (e.g., wiretapping laws). For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 and the Telephone Consumer Protection Act of 1991 impose specific requirements on communications with customers. There are also a growing number of laws and regulations governing the use of AI, machine learning, and automated decision-making systems, which may increase the cost and complexity of operating our business.
In addition, many state legislatures have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data, such as the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights has and may continue to impact our business and ability to provide our offerings. For example, the California Consumer Privacy Act applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. Some states also impose stricter requirements for processing certain categories of personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the Illinois Biometric Information Privacy Act regulates the collection, use, safeguarding, and storage of biometric information. These and other U.S. state privacy laws have and may continue to further complicate compliance efforts and increase our legal risk and compliance costs, including with respect to our marketing initiatives, Instacart Ads offerings, identity verification technologies, and AI offerings.
We are also subject to certain health information privacy and security laws. A number of state legislatures have adopted legislation that regulates how businesses may use consumers’ health data. For example, the Washington My Health My Data Act creates restrictions on the use of consumer health data for purposes such as marketing and advertising. As a result, our marketing initiatives and Instacart Ads and Instacart Health offerings could be further limited and we have incurred and expect to continue incurring additional compliance expenses. We are also subject to HIPAA as a result of the limited amount of health information that we receive in connection with baskets containing prescriptions and certain of our Instacart Health initiatives. We maintain a HIPAA compliance program, but it is not always possible to identify and deter misuse by our employees, contractors, and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in preventing all misuse, breaches, or violations. Violations of HIPAA may result in significant administrative, civil, and criminal penalties. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. Many states in which we operate and in which our customers reside also have laws that protect the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Failure to comply with such state laws may also subject us to significant penalties. Some U.S. states and the FTC have also adopted privacy laws or issued guidance limiting the collection and use of certain health information that may extend to our customers’ interactions with certain over-the-counter health products.
As we continue to expand internationally, our efforts to comply with applicable foreign privacy laws may increase the costs and complexity of operating our business. In Canada, the Personal Information Protection and Electronic Documents Act and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with these or provincial privacy or data protection laws could result in significant fines and penalties or possible damage awards. The Canadian province of Quebec also passed a comprehensive privacy law that grants individuals extensive rights with respect to their personal information, including the right to consent to certain marketing and advertising practices. In addition, certain of our subsidiaries have immaterial operations in China,

Australia, and Mexico and are subject to local laws that impose a number of requirements on our processing and handling of personal information and direct marketing activities that may increase our compliance costs and risk of facing regulatory enforcement action.
Certain of our subsidiaries are subject to the United Kingdom General Data Protection Regulation (“UK GDPR”), the European Union’s General Data Protection Regulation (“GDPR”), the European Union’s Artificial Intelligence Act, and various Member State laws and regulations governing data protection and AI. Further expansion of our business, operations, or service offerings to the European Economic Area (“EEA”), will increase our exposure to data protection laws in the region, including the GDPR. The GDPR and UK GDPR impose strict requirements for processing personal data of individuals, give individuals extensive rights with respect to their personal data, carry penalties and potential corrective action for violations, and provide for private litigation.
The United States, Europe, the United Kingdom, and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. We are subject to the U.S. Department of Justice’s rule restricting certain transfers of sensitive personal data to designated countries of concern, which may increase compliance obligations and expose us to civil and criminal fines and penalties. The EEA and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions have in the past and may continue to adopt similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA’s and UK’s standard contractual clauses, certain of these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, injunctions against our processing or transferring personal data necessary to operate our business, the inability to transfer data and work with partners, vendors and other third parties, and our ability to expand our business to the EEA, United Kingdom, or other countries with similar cross-border data transfer restrictions may be limited. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
Other data protection laws in the EEA and the United Kingdom, such as those implementing the ePrivacy Directive, restrict the use of cookies and similar technologies on which our website, mobile app, and Instacart Ads offerings rely, including to facilitate online behavioral advertising. Regulators are increasingly focused on compliance with requirements in the online behavioral advertising ecosystem, and current national laws implementing the ePrivacy Directive are likely to be replaced in the European Union by a regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. Other countries outside of Europe increasingly emulate European data protection laws. As a result, operating our business or providing our offerings in Europe or other countries with similar data protection laws would subject us to substantial compliance costs and potential liability and may require changes to the ways we collect and use personal information. Governments and regulators in certain jurisdictions, including Europe, are increasingly seeking to regulate the use, transfer, and other processing of non-personal information (for example, under the European Union’s Data Act). This means that, if and to the extent such regulations are relevant to our operations or those of our customers, certain of the risks and considerations outlined above may apply equally to our processing of both personal and non-personal data.
We also publish privacy policies and other statements regarding data privacy, AI, and security. Regulators in the United States have scrutinized and are increasingly scrutinizing these statements, and if these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
In addition, major technology platforms on which we rely, privacy advocates, and industry groups have regularly proposed, and may propose in the future, platform requirements or self-regulatory standards by which we are legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may lose access to technology platforms on which we rely and face substantial regulatory enforcement, liability, and fines. For example, Apple requires mobile applications using its operating system, iOS, to affirmatively obtain an end user’s permission for cross-contextual advertising. Such restrictions could limit the efficacy of our marketing activities and our Instacart Ads offerings. In addition, certain legislative proposals and draft regulations seek to further regulate targeted advertising activities, and regulators are increasingly scrutinizing the use of online tracking tools and compliance with requirements related to the online behavioral advertising ecosystem. As a result, we may be required to develop alternative solutions to support our marketing initiatives and/or change the way we deliver our Instacart Ads offerings. In addition, consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or requirements to respond to privacy preference mechanisms as a result of regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect and use data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. Apple and other technology platforms are considering similar and additional restrictions and obligations, including age verification and parental consent requirements, which may result in new platform-level policies or technical mandates that apply to all developers whose applications are distributed through those stores, which may increase our compliance burden and operational complexity.
Despite our efforts, we may not be successful in achieving compliance with the laws, regulations, and requirements discussed above. Any actual or perceived non-compliance, by us or the third parties upon whom we rely, could result in litigation and proceedings against us by governmental entities, customers, or others (including class action claims or mass arbitration demands), expenditure of time and resources to defend any claim or inquiry, fines and civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our offerings in certain jurisdictions, negative publicity and harm to our brand and reputation, reduced overall demand for our offerings, or substantial changes to our business model or operations. Such occurrences could adversely affect our business, financial condition, and results of operations.
Our business could be adversely impacted by changes in the internet and mobile device accessibility of users. Companies and governmental agencies may restrict access to Instacart, our mobile apps, website, app stores, or the internet generally, which could negatively impact our operations.
Our business depends on customers and shoppers accessing Instacart via a mobile device or, with respect to customers, a personal computer or a Connected Stores device, and the internet. We may operate in jurisdictions that provide limited internet connectivity, particularly as we continue to expand internationally. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access Instacart. In addition, the internet infrastructure that we and users of our offerings rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed, quality, and availability of Instacart. Any such failure in internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.
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
As of December 31, 2025, we had federal net operating loss carryforwards of $443 million. We generated $5 million of net operating loss carryforwards prior to 2018, which will begin to expire in 2037. The remaining $438 million will carryforward indefinitely. Furthermore, as of December 31, 2025, we had state net operating loss carryforwards of $679 million, an immaterial amount of which, if unused, will begin to expire in 2026. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain whether various states will conform to federal tax laws. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We assessed whether we had an ownership change, as defined by Section 382 of the Code, from our formation through December 31, 2025. Based upon this assessment, reductions were made to our net operating loss and tax credit carryforwards under these rules for the acquisition of Marlin9 Holdings, Inc. We may experience ownership changes in the future, ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs, including as a result of or with respect to any acquisitions we make, and our ability to use our net operating loss carryforwards (or net operating loss carryforwards that we acquire) is materially limited, it would harm our future results of operations by effectively increasing our future tax obligations.

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
In addition, the Organisation for Economic Cooperation and Development has published proposals covering a number of issues, including minimum tax rules, country-by-country reporting, permanent establishment guidance, transfer pricing rules, tax treaties, and taxation of the digital economy. Several foreign jurisdictions, including some of those in which we operate, have formally adopted these proposals in their tax code, which could adversely affect our effective tax rate or result in higher cash tax liabilities in such jurisdictions.
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

Instacart and our offerings are subject to import and export controls, including the U.S. Export Administration Regulations, and we incorporate encryption technology into certain of our offerings. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report. In addition, we have immaterial operations in Asia relating to the design, engineering, and supply of Caper Carts to certain of our retail partners’ stores, whose operations are subject to import and export controls. Any adverse changes in trade relations with countries where we have such operations, including trade policies enacted or proposed by the United States, such as tariff increases and other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, and import and export licensing and control requirements, could interfere with the shipment of Caper Carts to our retail partners, which could have a negative impact on future development and adoption of Caper Carts and related prospects.
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
We have expanded and expect to continue to expand our presence internationally. We have operations in Canada and have acquired companies that have immaterial operations in certain other countries. We expect to continue to expand our international operations and are evaluating opportunities across the world. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
Payments made on Instacart are subject to the Payment Card Industry (“PCI”), Data Security Standard. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, based on past, present, and future business practices. In addition, payment card networks may adopt changes to the PCI Data Security Standard, or change their interpretations of such rules in a way that we or our processors might find it difficult or even impossible to follow, or costly to implement. If we violate the PCI Data Security Standard or other applicable rules, we may incur fines or restrictions on our ability to accept payment cards or suffer reputational harm, all of which could have an adverse impact on our business.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. To protect our rights to our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws, domain name registrations, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. However, the protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation, dilution or other violations of our intellectual property rights. We make business decisions about when and where to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that our applications for patents will be granted, and even if they are, that the resulting patents will be of sufficient scope to provide meaningful protection. Further, even if we obtain adequate protection, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our patents and other intellectual property rights. Effective patent, trademark, copyright, and trade secret protection may not be available to us or in every jurisdiction in which we offer or intend to offer our services and, in addition, the output of AI tools we utilize may not be eligible for copyright protection. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively. Further, third parties may challenge the validity, enforceability, registration, ownership or scope of our intellectual property rights, and defending against any such claims could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, results of operations, and financial condition.
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
•the inclusion, exclusion, or deletion of our stock from any trading indices, including the S&P 400 Index; and
•sales or expectations with respect to sales of shares of our capital stock by us or our security holders.

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
Our board of directors has authorized a share repurchase program, under which repurchases may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions, or any other transactions in accordance with applicable federal securities laws, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our common stock under this authorization.
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
This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America are the exclusive forums for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions, and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
General Risk Factors
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the Nasdaq Global Select Market, and other applicable securities rules and regulations. Complying with these complex and evolving rules and regulations has increased and may continue to increase our legal, accounting, and financial compliance costs and the demand on our systems and resources, as well as divert management’s time and attention from other business concerns, which could harm our business, results of operations, and financial condition. Several members of our management team do not have prior experience in running a public company. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Additionally, as a result of the disclosure obligations required of a public company, our business and financial condition are more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, and financial condition would be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and harm our business, results of operations, and financial condition. Furthermore, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment includes disclosure of any material weaknesses in our internal control over financial reporting identified by our management. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
U.S. generally accepted accounting principles (“GAAP”), are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. The accounting for our business is complex, particularly in the area of revenue recognition, and is subject to change based on the evolution of our business model, interpretations of relevant accounting principles, enforcement of existing or new regulations, and changes in SEC or other agency policies, rules, regulations, and interpretations of accounting regulations. Changes to our business model and accounting methods, principles, or interpretations could result in changes to our financial statements, including changes in revenue and expenses in any period, or in certain categories of revenue and expenses moving to different periods, may result in materially different financial results, and may require that we change how we process, analyze, and report financial information and our financial reporting controls.
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
Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and currently maintain a cybersecurity risk management program that is designed to identify, assess, and manage material risks from cybersecurity threats to our critical systems and information. Our cybersecurity risk management program is integrated with our overall enterprise risk management program and includes the following key elements:

•We perform risk assessments designed to help identify material cybersecurity risks to our critical systems and services, and where appropriate, we engage external experts and consultants to assist us in performing certain of these risk assessments;
•Our cybersecurity team is composed of security and infrastructure engineers, compliance personnel, and offensive security experts. This team is principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, (3) our red team and penetration testing assessments, and (4) our responses to cybersecurity incidents;
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For a description of these risks, see the section titled “Risk Factors—Risks Related to Our Business and Industry—If we or the third parties we rely on experience a compromise to the confidentiality, integrity, or availability of our or their systems, or to data of our customers, shoppers, partners, employees, or Instacart, we may experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences.”

Governance

Our board of directors delegates the cybersecurity risk oversight function to its audit committee. The audit committee oversees management’s design, implementation, and enforcement of our cybersecurity risk management program. Management has overall responsibility for assessing, identifying, and managing material cybersecurity risks.

Our Chief Technology Officer and our Chief Information Security Officer (“CISO”) lead the Company’s cybersecurity function. Our CISO supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our CISO has significant global experience in managing and leading IT and cybersecurity teams, with nearly 20 years of experience in the cybersecurity industry in various positions and holds undergraduate and master’s degrees in computer science and engineering. Our CISO reports to our Chief Technology Officer, who has over 25 years of software development experience and 15 years of experience in leading software engineering teams in the technology industry.

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

Item 2. Properties

Our corporate headquarters is located in San Francisco, California, where we lease approximately 57,000 square feet of space under a lease that expires in May 2034. We also maintain other offices in North America, including in New York City, New York, Fort Lauderdale, Florida, and Toronto, Ontario, as well as offices in Dublin, Ireland, near Melbourne, Australia, and Shanghai, China. We believe our facilities are adequate and suitable for our current needs, and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

See discussion under the caption “Legal Matters” in Note 10 — Commitments and Contingencies to our consolidated financial statements contained in this Annual Report on Form 10-K for information regarding legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity, or results of operations if they were resolved in a manner that is adverse to us.

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

Holders of Record

As of February 20, 2026, there were 100 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

The following graph compares the cumulative total return to stockholders of our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s Information Technology Index (“S&P 500 IT”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on September 19, 2023, the date our common stock began trading on Nasdaq Global Select Market, and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

250
200
150
100
50
0
Index Level
9/19/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
Trade Date
CART
S&P 500
S&P 500 IT

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(1)(3)

	(in thousands)		(in thousands)	(in millions)
October 1, 2025 to October 31, 2025	2,983	$38.55	2,983	$175
November 1, 2025 to November 30, 2025	14,433	$39.37	14,433	$1,057
December 1, 2025 to December 31, 2025	8,728	$44.17	8,728	$671
Total	26,144		26,144
___________
1 In June 2024, our board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million, $1 billion, and later $2.5 billion in November 2024, May 2025, and November 2025, respectively. The share repurchase program has no expiration date. In determining the authorization of each share repurchase program, including the amount authorized, our board of directors considered the trading price levels of our common stock, including relative to that of comparable companies, our cash position, and other relevant business, tax, and legal factors. Our board of directors also considered our profitability and positive operating cash flow in recent periods, which enable us to both engage in capital return and reinvest in our talent, technology, and long-term endeavors to drive more profitable growth and help our partners navigate the digital transformations of their businesses. As such, our board of directors believes that these factors will allow us to generate more value for our stockholders over the long term. For more information regarding the risks associated with our share repurchase program, see the section titled “Risk Factors—Risks Related to Ownership of Our Common Stock—We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.”
2 Excludes costs associated with the repurchases and the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
3 On November 10, 2025, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase $250 million of our common stock. Pursuant to the terms of the ASR Agreement, we paid $250 million to the financial institution and received and retired an initial delivery of 5.4 million shares of common stock on November 12, 2025, representing 80% of the value of the $250 million payment. After giving effect to the ASR Agreement, we have remaining authorization to repurchase up to $671 million of our common stock as of December 31, 2025. Repurchases under the ASR Agreement were completed in January 2026.

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

In addition, this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K and can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025.

For purposes of clarity and ease of presentation, numbers presented within this section may not sum precisely to the totals provided. The underlying data used in the calculations, including percentages, is not rounded.

Overview

Instacart is the leading technology and enablement partner for the grocery industry — helping consumers save time, retailers run their businesses online and in-store, and connect brands with customers.
We enable retail banners to grow by providing technology that can accelerate digital transformation of their business both online and in-store. Retailers reach customers through both Instacart Marketplace, where customers can shop from their favorite retailers through our app or website, and retailers’ owned and operated online storefronts that are powered by Instacart Enterprise platform, our end-to-end technology solution encompassing e-commerce, fulfillment, Connected Stores, ads and marketing, and insights.

When shopping for groceries, consumers want selection, quality, affordability, and convenience, and they shop in many different ways. Customers can place orders for delivery or pickup across a variety of use cases including the weekly shop, bulk stock-up, convenience, special occasions, from restaurants, and using our in-store technologies. We help our customers shop at their favorite retailers, order from their favorite restaurants, and enjoy selection, quality, affordability, and convenience. Our membership program, Instacart+, offers expanded customer benefits including unlimited $0 delivery fees on orders over a certain size, and other exclusive benefits.

Instacart Ads offers brands a highly measurable ads offering that leverages first-party transaction data to move products off store shelves more efficiently. We provide discovery and attractive return on investment through our industry-leading advertising tools and insights purpose-built for the online grocery category.

We offer shoppers an immediate, flexible earnings opportunity that allows them to choose when and how much to work. Shoppers are deeply valued members of the Instacart community, and we strive to make the shopping experience as seamless as possible so they can continue to deliver superior customer service.

Initial Public Offering and Private Placement

On September 21, 2023, we completed our IPO in which we issued and sold 14,100,000 shares of our common stock at an IPO price of $30.00 per share. We received net proceeds from the IPO of $392 million after deducting underwriting discounts and offering costs. Immediately subsequent to the closing of the IPO, we issued and sold 5,833,333 shares of our Series A Preferred Stock in a private placement at $30.00 per share and received $175 million in proceeds. For additional information, see Note 1 — Business included elsewhere in this Annual Report on Form 10-K.

Macroeconomic Impacts

Our business, financial condition, customer acquisition and retention, and key business metrics, including GTV and orders, may be impacted by macroeconomic trends affecting our markets and industry and consumer shopping habits, such as inflation and interest rate fluctuations, the effects of supply chain challenges, the impact of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, and uncertainty related thereto, geopolitical conflicts, regulatory changes, uncertainty regarding an economic recession and its impact on consumer behavior, and the effects of severe weather patterns.

Shopper Classification Developments

The state of the law regarding independent contractor status of Instacart shoppers varies from jurisdiction to jurisdiction and among governmental agencies and is subject to change based on court decisions, administrative or agency determinations, new or changing regulations, and other legal and regulatory proceedings.

Some jurisdictions have adopted, and may adopt in the future, regulations that impact whether we can or should classify shoppers as independent contractors. For example, Proposition 22 in California provides a framework that offers more legal certainty regarding the status of independent workers offering delivery services and entitles shoppers in California to certain pay standards and benefits, which increases costs for us to operate in California. However, there may continue to be legal challenges, or legislative or other attempts to amend or otherwise invalidate the benefits, protections, or independent worker status provided by Proposition 22. To date, no such challenges have been successful. Additionally, we may face allegations that certain of our business practices do not satisfy all the elements of Proposition 22.

We also experience and expect to continue experiencing challenges to the independent contractor classification of shoppers who use Instacart in other jurisdictions in which we operate, as well as the imposition of additional requirements on the use of contractors. Any successful challenges, changes in law, or other legal uncertainty with respect to independent contractor classification, or requirements related to the use of contractors, may adversely impact our financial condition, business, and results of operations. For additional information about the risks to our business related to independent contractor classification, see the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—Our business is subject to various laws and regulations, which may change or increase over time and subject us to increased compliance costs and liabilities.”

Leadership Transition

As previously announced, Fidji Simo resigned as our Chief Executive Officer and President on August 15, 2025, and we appointed Chris Rogers as our Chief Executive Officer, President, and a member of our board of directors, all effective as of that date. Ms. Simo initially continued to serve as Chair of our board of directors in order to ensure a smooth transition. On November 24, 2025, Ms. Simo resigned as Chair and a member of our board of directors, and Chris Rogers was appointed as Chair.

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Year Ended December 31,			2023 to 2024	2024 to 2025
	2023	2024	2025	% Change	% Change

	(in millions, except percentages)
Orders	269.2	294.0	338.8	9%	15%
GTV	$30,322	$33,461	$37,224	10%	11%
Revenue	$3,042	$3,378	$3,742	11%	11%
Gross profit	$2,278	$2,542	$2,758	12%	8%
Gross margin	75%	75%	74%
Gross profit as a percent of GTV	7.5%	7.6%	7.4%
Net income (loss) (1)	$(1,622)	$457	$447	(128)%	(2)%
Net income (loss) as a percent of revenue	(53)%	14%	12%
Net income (loss) as a percent of GTV	(5.3)%	1.4%	1.2%
Adjusted EBITDA (2)	$641	$885	$1,087	38%	23%
Adjusted EBITDA margin (2)	21%	26%	29%
Adjusted EBITDA as a percent of GTV (2)	2.1%	2.6%	2.9%
___________
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

In 2025, orders increased to 338.8 million, or 15% growth, compared to 2024, driven primarily by new customers and increased engagement of existing customers.

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

In 2025, GTV increased to $37,224 million, or 11% growth compared to 2024, driven primarily by the increase in orders, partially offset by lower average order value.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, and gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In 2025, gross profit increased to $2,758 million, or 8% growth compared to 2024, primarily driven by increases in total revenue. Gross margin decreased by 1% to 74% in 2025, compared to 2024 primarily due to cost of revenue growing faster than revenue.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other (income) expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, net, (ix) acquisition-related expenses, (x) restructuring charges, and (xi) issuance costs related to our Series A Preferred Stock. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “—Non-GAAP Financial Measures.”

In 2025, Adjusted EBITDA increased to $1,087 million, or 23% growth, compared to 2024, primarily driven by a combination of strong GTV growth and operating leverage. Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

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
•retailers (i) through service fees in exchange for connecting retailers with customers to facilitate transactions on Instacart Marketplace and (ii) fees related to fulfillment for orders placed through retailers’ owned and operated online storefronts powered by Instacart Enterprise platform; and
•revenue share agreements with third parties that supply payment cards to Instacart shoppers for in-store use.
Transaction revenue is recognized upon transfer of control of services, net of the purchase value of the goods remitted to retailers and payments to shoppers for their services (including any shopper incentives), coupons, consumer incentives, and refunds. We expect transaction revenue from customer and retailer fees to fluctuate from time to time as a result of customer and retailer fee optimizations and changes in the mix of customer use cases and fulfillment options. We also expect the amounts of payments to shoppers, coupons, consumer and shopper incentives, and refunds to fluctuate over time depending on a number of factors. For example, implementation of additional fulfillment options, shifts in our ability to use shoppers, or regulatory changes related to our engagement of shoppers, as well as fulfillment efficiencies, such as changes in our batch rate, average time spent per order, shopper tenure, and shopper pay optimization, could result in fluctuations in our transaction revenue. In addition, periods of elevated customer demand have resulted in and can in the future result in increased shopper incentives and degradation of order quality due to higher rates of out of stock items and other delays, which in turn generally lead to more appeasement credits and refunds. Furthermore, our overall marketing strategy will impact the spend mix between activities that are recorded as reductions of revenue, such as promotions and consumer incentives, and activities that are recorded as sales and marketing expense, such as paid marketing and referrer credits. In certain cases, reductions of revenue can be more than fees received from retailers and customers. As a result of these factors, transaction revenue as a percent of GTV may fluctuate over time.
Advertising and Other Revenue
We primarily generate advertising and other revenue from:
•the sale of advertising services to brands that are interested in reaching customers; and

•certain partners for use of our software-as-a-service solution through Instacart Enterprise platform that enhances the omnichannel shopping experience, with revenue recognized over the subscription period as services are provided.
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
Cost of Revenue
Cost of revenue primarily consists of third-party payment processing fees, depreciation expense and amortization expense of capitalized internal-use software and technology-related intangible assets, hosting fees, insurance costs attributed to fulfillment, payments to publishers, and expenses related to cancellations.
Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
We expect cost of revenue, exclusive of stock-based compensation expense, will increase on an absolute dollar basis and vary from period to period as a percent of revenue as we continue to grow our operations.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percent of total revenue. Our gross margin has varied and will continue to vary from period to period based on a number of factors, including (1) changes in revenue mix, changes in the mix of order type due to changes in mix of use cases and fulfillment options, consumer shopping behaviors, average order values, customer fee optimization, and levels of consumer incentives, (2) operational efficiencies, (3) negotiations with our retail partners, third-party payment processors, publishers, and hosting providers, and (4) macroeconomic factors as discussed above. As we continue to expand across fulfillment options and consumer use cases, we also expect to incur additional types of costs, such as certain labor costs, that can impact both our cost of revenue and profitability trends in the future. Additionally, we expect fluctuations in transaction revenue and advertising and other revenue as described above.
Operations and Support Expense
Operations and support expense primarily consists of compensation costs for employees who support our operations, costs of customer and shopper support, costs to attract and onboard new shoppers, expenses related to software and subscriptions, and depreciation and amortization expense. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
Operations and support expense, exclusive of stock-based compensation expense, may increase on an absolute dollar basis and vary from period to period as a percent of revenue and as a percent of GTV as we continue to invest in our operations and may hire additional employees, third-party consultants, and contractors to support our operations.

Research and Development Expense
Research and development expense primarily consists of compensation costs for our engineering employees, costs related to subscriptions and software, hosting fees attributed to research and development, third-party consulting fees, and depreciation and amortization expense. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
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
Sales and Marketing Expense
Sales and marketing expense primarily consists of advertising expenses, such as paid marketing, compensation costs for sales and marketing employees, third-party consulting fees, amortization expense of customer relationship intangible assets, and depreciation expense. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
Sales and marketing expense, exclusive of stock-based compensation expense, may increase on an absolute dollar basis and vary as a percent of revenue, and as a percent of GTV as we continue to invest in sales and marketing to attract and increase the engagement of customers on Instacart and increase our brand awareness. While we expect sales and marketing expense to be one of our largest operating expenses for the foreseeable future, the trend and timing of our sales and marketing expense will depend in large part on the timing and magnitude of our marketing campaigns.
General and Administrative Expense
General and administrative expense primarily consists of compensation costs for administrative employees, including finance and accounting, human resources, policy, and legal; legal, regulatory, and policy expenses; third-party consulting fees; depreciation expense; amortization expense of patents and trademarks; and taxes. Compensation costs include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
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
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes consists primarily of income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct business. Our provision for (benefit from) income taxes differs from the U.S. federal statutory income tax rate primarily due to the tax effects of stock-based compensation recognized, federal and California research and development credits generated, and the income taxes generated in U.S. states and foreign jurisdictions. Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA introduces changes to U.S. tax law, with certain provisions applicable to us beginning in 2025. These changes include the immediate expensing of domestic research and experimental expenditures, accelerated tax deductions for qualified property, and modifications to certain international tax frameworks. These changes were incorporated into the provision for income taxes for the year ended December 31, 2025, resulting in a decrease in deferred tax assets, offset by a corresponding decrease in income tax payable. The provisions under the OBBBA did not have a material impact on our provision for income tax for the year ended December 31, 2025.

Results of Operations
The following table summarizes our results of operations:

	Year Ended December 31,
	2023	2024	2025

	(in millions)
Revenue	$3,042	$3,378	$3,742
Cost of revenue (1) (2)	764	836	984
Gross profit	2,278	2,542	2,758
Operating expenses:
Operations and support (1) (2)	344	278	274
Research and development (1) (2)	2,312	604	650
Sales and marketing (1) (2)	961	808	854
General and administrative (1) (2)	803	363	482
Total operating expenses	4,420	2,053	2,259
Income (loss) from operations	(2,142)	489	498
Other income (expense), net	—	(3)	1
Interest income	81	66	57
Income (loss) before provision for (benefit from) income taxes	(2,061)	552	556
Provision for (benefit from) income taxes	(439)	95	109
Net income (loss)	$(1,622)	$457	$447
___________
(1) Amounts include depreciation and amortization expense as follows:

	Year Ended December 31,
	2023	2024	2025

	(in millions)
Cost of revenue	$25	$37	$69
Operations and support	2	2	2
Research and development	4	5	7
Sales and marketing	8	8	9
General and administrative	4	4	4
Total depreciation and amortization expense	$43	$56	$91

(2) Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2024	2025

	(in millions)
Cost of revenue	$18	$8	$9
Operations and support	90	13	14
Research and development	1,800	144	204
Sales and marketing	316	62	59
General and administrative	532	73	66
Total stock-based compensation expense	$2,756	$300	$352

The following table summarizes the components of our consolidated statements of operations as a percent of revenue:

	Year Ended December 31,
	2023	2024	2025

	(as a percent of revenue) (1)
Revenue	100%	100%	100%
Cost of revenue	25	25	26
Gross profit	75	75	74
Operating expenses:
Operations and support	11	8	7
Research and development	76	18	17
Sales and marketing	32	24	23
General and administrative	26	11	13
Total operating expenses	145	61	60
Income (loss) from operations	(70)	14	13
Other income (expense), net	—	—	—
Interest income	3	2	2
Income (loss) before provision for (benefit from) income taxes	(68)	16	15
Provision for (benefit from) income taxes	(14)	3	3
Net income (loss)	(53)%	14%	12%
___________
(1) Totals of percent of revenue may not foot due to rounding.

Comparison of the Years Ended December 31, 2024 and 2025

Revenue

	Year Ended December 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
Transaction	$2,420	$2,677	$257	11%
Advertising and other	958	1,065	106	11%
Total revenue	$3,378	$3,742	$364	11%

The increase in transaction revenue during 2025, compared to 2024, was primarily driven by growth in GTV, which grew 11%, increased fulfillment efficiencies, and lower consumer incentives, partially offset by our ongoing investment into affordability initiatives designed to increase customer engagement.

The increase in advertising and other revenue during 2025, compared to 2024,was primarily driven by interrelated factors including an increase in advertising volume, activity on our platform, and strength from emerging brand partners. Advertising and other investment rate of 2.9% during 2025 was effectively flat, compared to 2024.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
Cost of revenue	$836	$984	$148	18%
Gross profit	$2,542	$2,758	$216	8%
Gross margin	75%	74%

The increase in cost of revenue during 2025, compared to 2024, was primarily due to increases of $51 million in credit card processing fees, $51 million in payments to publishers, and $33 million in depreciation and amortization expense, primarily related to capitalized internal-use software, partially offset by a decrease of $16 million in cancellation and redelivery costs.

The increase in gross profit during 2025, compared to 2024, was primarily driven by the increase in total revenue due to the factors described above. The decrease in gross margin during 2025, compared to 2024 was primarily due to cost of revenue growing faster than revenue.

Operations and Support

	Year Ended December 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
Operations and support	$278	$274	$(4)	(2)%
Percent of revenue	8%	7%

The decrease in operations and support expense during 2025, compared to 2024, was immaterial.
Research and Development Expense

	Year Ended December 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
Research and development	$604	$650	$45	8%
Percent of revenue	18%	17%

The increase in research and development expense during 2025, compared to 2024, was primarily due to a net increase of $51 million in total compensation costs driven by a net increase in stock-based compensation expense. In 2024, stock-based compensation expense included a reversal of $79 million related to executive departures and terminated employees in connection with the restructuring plan that did not recur in 2025. The increase was partially offset by lower cash compensation reflecting changes in the mix of our employee cash and equity compensation and bonuses and a $9 million benefit from higher capitalized software development costs.
Sales and Marketing Expense

	Year Ended December 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
Sales and marketing	$808	$854	$47	6%
Percent of revenue	24%	23%

The increase in sales and marketing expense during 2025, compared to 2024, was primarily due to increases of $25 million in marketing costs, primarily from increased paid marketing and $11 million in consulting costs.
General and Administrative Expense

	Year Ended December 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
General and administrative	$363	$482	$119	33%
Percent of revenue	11%	13%

The increase in general and administrative expense during 2025, compared to 2024, was primarily due to increases of $131 million in accruals for legal matters and sales and indirect taxes and an increase of $12 million in fixed asset impairments, partially offset by a decrease of $15 million in total compensation costs driven by lower stock-based compensation expense. The increase in accruals for legal matters includes $60 million related to the settlement with the FTC. Refer to Note 10 — Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Interest Income

	Year Ended December 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
Interest income	$66	$57	$(10)	(15)%

The decrease in interest income during 2025, compared to 2024, was primarily due to lower interest rates during 2025.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2024	2025	$ Change	% Change

	(in millions, except percentages)
Provision for (benefit from) income taxes	$95	$109	$14	14%

The increase in the provision for income taxes during 2025, compared to 2024, was primarily driven by the tax benefit related to the recognition of stock-based compensation expense and a decrease to federal and state research and development credits generated during 2025.
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

Non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP financial measures and should be read only in conjunction with our consolidated statements of operations prepared in accordance with GAAP. Our presentation of non-GAAP financial measures may not be comparable to similar measures used by other companies, which reduce their usefulness as comparative measures. In addition, other companies may not publish these or similar measures. Further, these measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations.

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

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other (income) expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation, (vii) certain legal and regulatory accruals and settlements, net, (viii) reserves for sales and other indirect taxes, net, (ix) acquisition-related expenses, (x) restructuring charges, and (xi) issuance costs related to our Series A Preferred Stock. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.

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
•excludes stock-based compensation expense;
•excludes payroll taxes related to stock-based compensation;
•does not reflect the positive or adverse adjustments related to the reserve for sales and other indirect taxes or certain legal and regulatory accruals and settlements, net;
•excludes acquisition-related expenses; and
•excludes restructuring charges.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended December 31,
	2023	2024	2025

	(in millions, except percentages)
Net income (loss)	$(1,622)	$457	$447
Add (deduct):
Provision for (benefit from) income taxes	(439)	95	109
Interest income	(81)	(66)	(57)
Other (income) expense, net	—	3	(1)
Depreciation and amortization expense	43	56	91
Stock-based compensation expense (1)	2,756	300	352
Payroll taxes related to stock-based compensation (2)	24	24	21
Certain legal and regulatory accruals and settlements, net (3)	(4)	10	125
Reserves for sales and other indirect taxes, net (4)	(35)	(14)	(3)
Acquisition-related expenses	(4)	2	2
Restructuring charges (5)	—	18	—
Other (6)	3	—	—
Adjusted EBITDA	$641	$885	$1,087
GTV	$30,322	$33,461	$37,224
Net income (loss) as a percent of GTV	(5.3)%	1.4%	1.2%
Adjusted EBITDA as a percent of GTV	2.1%	2.6%	2.9%
Revenue	$3,042	$3,378	$3,742
Net income (loss) as a percent of revenue	(53)%	14%	12%
Adjusted EBITDA margin	21%	26%	29%
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
(3) Represents certain legal, regulatory, and policy expenses, including those related to worker classification, as well as non-recurring intellectual property matters and regulatory settlements.
(4) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(5) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 17 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
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

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Year Ended December 31,
	2023	2024	2025

	(in millions, except percentages)
Cost of revenue	$764	$836	$984
Adjusted to exclude the following:
Depreciation and amortization expense	(25)	(37)	(69)
Stock-based compensation expense	(18)	(8)	(9)
Adjusted cost of revenue	$721	$791	$905
Cost of revenue as a percent of GTV	2.5%	2.5%	2.6%
Adjusted cost of revenue as a percent of GTV	2.4%	2.4%	2.4%

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

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Year Ended December 31,
	2023	2024	2025

	(in millions, except percentages)
Operations and support expense	$344	$278	$274
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)	(2)
Stock-based compensation expense (1)	(90)	(13)	(14)
Payroll taxes related to stock-based compensation (2)	(2)	(2)	(1)
Restructuring charges (3)	—	(2)	—
Adjusted operations and support expense	$250	$259	$257
Operations and support expense as a percent of GTV	1.1%	0.8%	0.7%
Adjusted operations and support expense as a percent of GTV	0.8%	0.8%	0.7%
___________
(1) Stock-based compensation expense for the year ended December 31, 2024 includes a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 17 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Year Ended December 31,
	2023	2024	2025

	(in millions, except percentages)
Research and development expense	$2,312	$604	$650
Adjusted to exclude the following:
Depreciation and amortization expense	(4)	(5)	(7)
Stock-based compensation expense (1)	(1,800)	(144)	(204)
Payroll taxes related to stock-based compensation (2)	(14)	(15)	(12)
Restructuring charges (3)	—	(9)	—
Adjusted research and development expense	$494	$431	$426
Research and development expense as a percent of GTV	7.6%	1.8%	1.7%
Adjusted research and development expense as a percent of GTV	1.6%	1.3%	1.1%
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
(3) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 17 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

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

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Year Ended December 31,
	2023	2024	2025

	(in millions, except percentages)
Sales and marketing expense	$961	$808	$854
Adjusted to exclude the following:
Depreciation and amortization expense	(8)	(8)	(9)
Stock-based compensation expense (1)	(316)	(62)	(59)
Payroll taxes related to stock-based compensation (2)	(2)	(4)	(3)
Acquisition-related expenses	4	—	—
Restructuring charges (3)	—	(3)	—
Adjusted sales and marketing expense	$639	$731	$783
Sales and marketing expense as a percent of GTV	3.2%	2.4%	2.3%
Adjusted sales and marketing expense as a percent of GTV	2.1%	2.2%	2.1%
___________
(1) The year ended December 31, 2024 includes an $8 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 17 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Adjusted General and Administrative Expense and Adjusted General and Administrative Expense as a Percent of GTV

We define adjusted general and administrative expense as general and administrative expense excluding depreciation and amortization expense; stock-based compensation expense; payroll taxes related to stock-based compensation; certain legal and regulatory accruals and settlements, net; reserves for sales and other indirect taxes, net; acquisition-related expenses; restructuring charges; and issuance costs related to our Series A Preferred Stock. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards; certain legal and regulatory accruals and settlements, net; reserves for sales and other indirect taxes, net; acquisition-related expenses, restructuring charges, and issuance costs related to our Series A Preferred Stock as they are not indicative of our operating performance.

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Year Ended December 31,
	2023	2024	2025

	(in millions, except percentages)
General and administrative expense	$803	$363	$482
Adjusted to exclude the following:
Depreciation and amortization expense	(4)	(4)	(4)
Stock-based compensation expense (1)	(532)	(73)	(66)
Payroll taxes related to stock-based compensation (2)	(6)	(3)	(4)
Certain legal and regulatory accruals and settlements, net (3)	4	(10)	(125)
Reserves for sales and other indirect taxes, net (4)	35	14	3
Acquisition-related expenses	—	(2)	(2)
Restructuring charges (5)	—	(4)	—
Other (6)	(3)	—	—
Adjusted general and administrative expense	$297	$281	$284
General and administrative expense as a percent of GTV	2.6%	1.1%	1.3%
Adjusted general and administrative expense as a percent of GTV	1.0%	0.8%	0.8%
___________
(1) The year ended December 31, 2024 includes a $4 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents certain legal, regulatory, and policy expenses, including those related to worker classification, as well as non-recurring intellectual property matters and regulatory settlements.
(4) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(5) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 17 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
(6) Represents issuance costs related to the issuance of our Series A Preferred Stock.

Adjusted Total Operating Expenses and Adjusted Total Operating Expenses as a Percent of GTV

We define adjusted total operating expenses as the sum of adjusted operations and support expense, adjusted research and development expense, adjusted sales and marketing expense, and adjusted general and administrative expense. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards; certain legal and regulatory accruals and settlements, net; reserves for sales and other indirect taxes, net; acquisition-related expenses; restructuring charges; and issuance costs related to our Series A Preferred Stock as these are not indicative of our operating performance.

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Year Ended December 31,
	2023	2024	2025

	(in millions, except percentages)
Total operating expenses	$4,420	$2,053	$2,259
Adjusted to exclude to the following:
Depreciation and amortization expense	(18)	(19)	(22)
Stock-based compensation expense (1)	(2,738)	(292)	(343)
Payroll taxes related to stock-based compensation (2)	(24)	(24)	(20)
Certain legal and regulatory accruals and settlements, net (3)	4	(10)	(125)
Reserves for sales and other indirect taxes, net (4)	35	14	3
Acquisition-related expenses	4	(2)	(2)
Restructuring charges (5)	—	(18)	—
Other (6)	(3)	—	—
Adjusted total operating expenses	$1,680	$1,702	$1,750
Total operating expenses as a percent of GTV	14.6%	6.1%	6.1%
Adjusted total operating expenses as a percent of GTV	5.5%	5.1%	4.7%
___________
(1) The year ended December 31, 2024 includes an aggregate $95 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures terminated employees in connection with our restructuring plan during the first quarter of 2024.
(2) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(3) Represents certain legal, regulatory, and policy expenses, including those related to worker classification, as well as non-recurring intellectual property matters and regulatory settlements.
(4) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(5) Represents severance payments and other related benefits for terminated employees in connection with our restructuring plan during the first quarter of 2024. Refer to Note 17 — Restructuring to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
(6) Represents issuance costs related to the issuance of our Series A Preferred Stock.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through fees received from retailers, customers, and brands and net proceeds we have received from the issuance of equity securities, which includes proceeds from our IPO completed in 2023. As of December 31, 2025, we had cash and cash equivalents of $637 million and marketable securities of $130 million which were primarily held for working capital purposes.

Although we have generated profit in recent periods, including net income of $447 million for the year ended December 31, 2025, we have historically experienced significant net losses as reflected in our accumulated deficit of $4.5 billion as of December 31, 2025. While we generated positive cash flows from operating activities during the years ended December 31, 2024 and 2025, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

In November 2023, our board of directors approved a share repurchase program with authorization to purchase up to an aggregate of $500 million of our common stock, which was subsequently increased to $1 billion in February 2024. In June 2024, our board of directors authorized a new share repurchase program to purchase up to an aggregate of $500 million of our common stock, which was subsequently increased to $750 million, $1 billion, and later $2.5 billion in

November 2024, May 2025, and November 2025, respectively. At the time of authorization of the June 2024 program, no capacity remained under the previous share repurchase program. During the year ended December 31, 2025, we repurchased and immediately retired 33 million shares of our common stock for an aggregate purchase price of $1.3 billion including broker commissions, fees, and excise taxes, under this share repurchase program, which included shares repurchased under the ASR Agreement.

On November 10, 2025, we entered into the ASR Agreement with a third-party financial institution to repurchase $250 million of our common stock. Pursuant to the terms of the ASR Agreement, we paid $250 million to the financial institution and received and retired an initial delivery of 5.4 million shares of common stock on November 12, 2025, representing 80% of the value of the $250 million payment. Repurchases under the ASR Agreement were completed in January 2026. Refer to Note 12 - Stockholders’ Equity for further discussion.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2024	2025

	(in millions)
Net cash provided by operating activities	$586	$687	$971
Net cash provided by (used in) investing activities	135	(107)	(208)
Net cash used in financing activities	(30)	(1,413)	(1,391)

Cash Flows from Operating Activities

For the year ended December 31, 2025, net cash provided by operating activities was $971 million, which consisted of net income of $447 million and adjustments for certain non-cash items of $586 million, partially offset by net cash outflows from changes in operating assets and liabilities of $61 million. Adjustments for certain non-cash items were primarily driven by stock-based compensation expense of $352 million, which increased from the year ended December 31, 2024. Fluctuations in operating assets and liabilities were driven by general business impacts including (i) the timing of customer, vendor, and other third party payments and accruals including legal, regulatory, and non-recurring intellectual property matters; (ii) the timing of customer collections due to the collection of a large accounts receivable balance from a retailer and the mix of transaction types, such as those involving EBT SNAP, which result in longer and uneven collection cycles; (iii) the timing of spend and usage of software subscriptions for hosting arrangements; and (iv) the overall growth of our business. Included in regulatory accruals above is the $60 million settlement with the FTC, which was paid with cash on hand in January 2026.

For the year ended December 31, 2024, net cash provided by operating activities was $687 million, which consisted of net income of $457 million, adjusted by non-cash items of $449 million, primarily from stock-based compensation expense of $300 million, and by net cash outflows from changes in operating assets and liabilities of $219 million. The year over year increase in net income from a net loss of $1,622 million to net income of $457 million was driven by a year over year decrease in stock-based compensation expense due to the vesting of RSUs and restricted stock as a result of the satisfaction of the liquidity event-based vesting condition upon the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with our IPO in the prior year, in addition to the growth of our business and further optimization of expenses. The year over year decrease in net changes in operating assets and liabilities, which impacted cash provided by operating activities, from a net cash outflow of $165 million to $219 million was primarily driven by (i) general business impacts such as the timing of customer collections impacted by the mix of transaction types, such as those involving EBT SNAP and alcohol sales, which result in longer and uneven collection cycles; (ii) lower release of sales tax reserves due to resolutions of certain state examinations in the prior year; (iii) the overall growth of our business; and (iv) the timing of customer, vendor, and other third party payments.

Cash Flows from Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $208 million, comprised primarily of purchases of marketable securities of $280 million, acquisitions of businesses, net of cash acquired, of $106 million, and purchases of property and equipment, including capitalized internal-use software, of $61 million, partially offset by maturities of marketable securities of $243 million.

For the year ended December 31, 2024, net cash used in investing activities was $107 million, comprised primarily of purchases of marketable securities of $110 million and purchases of property and equipment, including capitalized internal-use software, of $64 million, partially offset by maturities of marketable securities of $70 million.

Cash Flows from Financing Activities

For the year ended December 31, 2025, net cash used in financing activities was $1,391 million, comprised primarily of repurchases of common stock of $1,386 million, including the $250 million ASR Agreement, and taxes paid related to the net share settlement of equity awards of $24 million. Refer to Note 12 — Stockholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion around the ASR Agreement.

For the year ended December 31, 2024, net cash used in financing activities was $1,413 million, comprised primarily of repurchases of common stock of $1,402 million and taxes paid related to net share settlement of equity awards of $101 million, partially offset by proceeds from exercise of stock options of $80 million.

Contractual Obligations and Commitments
Operating Leases
Our operating lease commitments are primarily related to corporate offices. As of December 31, 2025, we had fixed lease payment obligations of $42 million, with $3 million to be paid within 12 months and the remainder thereafter. For additional discussion on our operating leases, refer to Note 10 — Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Non-Cancellable Purchases
Our non-cancellable purchase commitments are primarily related to infrastructure service contracts for technology platforms. As of December 31, 2025, we had non-cancellable purchase obligations of $209 million, with $125 million to be paid within 12 months and the remainder thereafter.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. We believe that of our significant accounting policies, which are described in Note 2 — Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations, and cash flows.
Revenue Recognition
Instacart connects multiple parties to facilitate transactions. Our revenue consists of transaction revenue and advertising and other revenue and is recognized in accordance with ASC 606, Revenue from Contracts with Customers.

Transaction Revenue
We generate revenue primarily from fees received from end users and amounts paid by retailers for our transaction service, net of any coupons, incentives, and refunds, as well as payments to shoppers. Our primary performance obligation to the retailer is to connect retailers with end users for the provision of goods by the retailer to the end user. Our sole performance obligation to the end user is to arrange for a shopper to provide fulfillment services to the end user. Each performance obligation is satisfied at a point in time, upon the transfer of control of the services.

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

Recent Accounting Pronouncements
See Note 2 — Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and exchange risk, interest rate risk, and inflation risk as follows:

Foreign Currency and Exchange Risk
We transact business globally in multiple currencies, with the vast majority of our cash generated from revenue denominated in the U.S. dollar and a small amount denominated in other foreign currencies. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar.

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

Interest Rate Risk

As of December 31, 2025, we had cash and cash equivalents of $637 million and marketable securities of $130 million invested in a variety of securities, including money market funds, commercial paper, U.S. government and government agency debt securities, and corporate debt securities. In addition, we had $190 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of December 31, 2025.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than as a result of its impact on the general economy. However, we are operating in a more volatile inflationary environment due to macroeconomic conditions and have limited data and experience doing so in our history, particularly at our scale. The principal inflationary factors affecting our business are higher prices of products offered by retail partners through Instacart, including due to higher raw material costs, tariffs and trade restrictions, shipping and freight costs, elevated fuel prices that are borne by our partners, and customers purchasing fewer items on average per order. Higher retailer prices, resulting in increased grocery costs and reduced consumer spending have negatively impacted consumer demand for online grocery as consumers return to in-store shopping to save on service and delivery fees and also have reduced order frequency, driven lower order volumes, and impacted average order values. Customers have and may continue to reduce spending on more premium products, and our brand partners have and may continue to reduce their overall advertising budgets, either of which could harm our revenue and margin. We may also not be able to fully offset higher costs through operational efficiencies or price increases. Increased fuel prices as a result of supply chain and other macroeconomic factors may also result in fewer shoppers or reduced shopper activity. While we have previously implemented certain shopper incentives in response to these factors, persistent or increased shopper shortages may require us to reintroduce or further increase shopper incentives to ensure sufficient shoppers are available to meet demand or provide additional consumer incentives or refunds due to shopper delays or incorrect orders, which have historically occurred and reduced our revenue and profitability. As a result of these factors, we may experience fluctuations in GTV and orders, which could negatively impact our revenue and margin.

Certain of our offerings focused on affordability, such as the addition of discount grocers to Instacart, continued customer promotions, no rush delivery, Instacart+ members-only discounts, and acceptance of other payment options may improve customer accessibility to online grocery and help offset pricing challenges faced by customers due to inflationary pressures and customer fees. However, we cannot predict whether such offerings will offset or mitigate the negative impacts of inflationary pressures to our business, such as general reductions in spending by customers. Our inability or failure to address challenges relating to inflation could harm our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Maplebear Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Maplebear Inc. DBA Instacart and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Transaction Revenue and Advertising Revenue

As described in Notes 2 and 3 to the consolidated financial statements, for the year ended December 31, 2025, the Company’s transaction revenue was $2,677 million and advertising and other revenue was $1,065 million, substantially all of which relates to advertising revenue. For transaction revenue, the Company primarily generates its revenue from fees received from end users and amounts paid by retailers for the transaction service and is net of any coupons, incentives, and refunds, as well as payments to shoppers. Each performance obligation is satisfied at a point in time, upon the transfer of control of the services. For advertising revenue, the Company generates revenue from the sale of advertising to companies that are interested in reaching the Company’s end users. The Company primarily recognizes revenue in the amount that the Company has the right to invoice as advertising services are rendered, which occurs upon delivery of clicks, upon delivery of impressions, over the contract term on a fixed fee basis, or upon redemptions of coupons. The Company also generates revenue through a revenue share from the payment card issuers for transactions processed through payment cards and the Company records these amounts in the same period the underlying transaction takes place.

The principal consideration for our determination that performing procedures relating to revenue recognition – for transaction revenue and advertising revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of transaction and advertising revenue. These procedures also included, among others, (i) evaluating certain transaction revenue and advertising revenue transactions by a) testing the settlement of invoices and credit memos, b) tracing transactions not settled to a detailed listing of accounts receivable, and c) testing a sample of credit memos issued during the year and subsequent to year end by obtaining and inspecting source documents; (ii) evaluating transaction revenue recognized by reconciling revenue to total cash paid by end users and, for a sample of transaction revenue transactions, obtaining and inspecting source documents, such as contracts, invoices, retailer and end user orders, application of coupons, incentives, refunds, or credit memos, and cash receipts; (iii) evaluating revenue recognized for a sample of unbilled revenue transactions by obtaining and inspecting source documents, such as contracts, invoices, retailer and end user orders or advertising campaign information, application of credit memos, and subsequent cash receipts; (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, retailer and end user orders or advertising campaign information, and subsequent cash receipts; and (v) testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 26, 2026

We have served as the Company’s auditor since 2017, which includes periods before the Company became subject to SEC reporting requirements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)

	As of December 31,
	2024	2025

ASSETS
Current assets:
Cash and cash equivalents	$1,278	$637
Short-term marketable securities	91	50
Accounts receivable, net of allowance of $4 and $3, respectively	1,014	1,127
Restricted cash and cash equivalents, current	152	172
Prepaid expenses and other current assets	162	213
Total current assets	2,697	2,199
Long-term marketable securities	—	81
Restricted cash and cash equivalents, noncurrent	19	18
Property and equipment, net	200	218
Operating lease right-of-use assets	21	30
Intangible assets, net	52	71
Goodwill	317	393
Deferred tax assets, net	771	664
Other assets	38	14
Total assets	$4,115	$3,687
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80	$70
Accrued and other current liabilities	505	634
Operating lease liabilities, current	13	3
Deferred revenue	200	211
Total current liabilities	798	917
Operating lease liabilities, noncurrent	13	33
Other long-term liabilities	25	24
Total liabilities	836	974
Commitments and contingencies (Note 10)
Series A redeemable convertible preferred stock; $0.0001 par value per share; 5,833 shares authorized, issued, and outstanding as of December 31, 2024 and 2025	186	196
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 24,167 shares authorized as of December 31, 2024 and 2025; zero shares issued and outstanding as of December 31, 2024 and 2025	—	—
Common stock, $0.0001 par value per share; 2,000,000 shares authorized as of December 31, 2024 and 2025; 260,964 and 242,867 shares issued and outstanding as of December 31, 2024 and 2025, respectively	—	—
Additional paid-in capital	6,687	7,005
Accumulated other comprehensive loss	(9)	(1)
Accumulated deficit	(3,585)	(4,486)
Total stockholders’ equity	3,093	2,518
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$4,115	$3,687

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)

	Year Ended December 31,
	2023	2024	2025

Revenue	$3,042	$3,378	$3,742
Cost of revenue	764	836	984
Gross profit	2,278	2,542	2,758
Operating expenses:
Operations and support	344	278	274
Research and development	2,312	604	650
Sales and marketing	961	808	854
General and administrative	803	363	482
Total operating expenses	4,420	2,053	2,259
Income (loss) from operations	(2,142)	489	498
Other income (expense), net	—	(3)	1
Interest income	81	66	57
Income (loss) before provision for (benefit from) income taxes	(2,061)	552	556
Provision for (benefit from) income taxes	(439)	95	109
Net income (loss)	$(1,622)	$457	$447
Accretion related to Series A redeemable convertible preferred stock	(2)	(9)	(9)
Net income (loss) attributable to common stockholders, basic	$(1,624)	$448	$438
Accretion related to Series A redeemable convertible preferred stock	—	9	9
Net income (loss) attributable to common stockholders, diluted	$(1,624)	$457	$447
Net income (loss) per share attributable to common stockholders:
Basic	$(12.43)	$1.69	$1.68
Diluted	$(12.43)	$1.58	$1.60
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders:
Basic	130,616	264,640	261,353
Diluted	130,616	289,158	279,621

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2023	2024	2025

Net income (loss)	$(1,622)	$457	$447
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	3	—	—
Change in foreign currency translation adjustments	5	(12)	8
Total other comprehensive income (loss)	8	(12)	8
Comprehensive income (loss)	$(1,614)	$445	$455

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

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY, CONTINUED
(in millions, except share amounts, which are reflected in thousands)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balances at December 31, 2024	5,833	$186	260,964	$—	$6,687	$(9)	$(3,585)	$3,093
Accretion of Series A redeemable convertible preferred stock	—	9	—	—	(9)	—	—	(9)
Issuance of common stock upon settlement of restricted stock units	—	—	14,257	—	—	—	—	—
Exercise of common stock options	—	—	1,008	—	8	—	—	8
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(529)	—	(24)	—	—	(24)
Stock-based compensation	—	—	—	—	394	—	—	394
Other comprehensive income	—	—	—	—	—	8	—	8
Repurchase and retirement of common stock(1)	—	—	(32,832)	—	(50)	—	(1,349)	(1,399)
Net income	—	—	—	—	—	—	447	447
Balances at December 31, 2025	5,833	$196	242,867	$—	$7,005	$(1)	$(4,486)	$2,518
___________________________________
(1) Includes a $50 million upfront payment to repurchase shares of the Company’s common stock under an accelerated share repurchase agreement (the “ASR Agreement”). Refer to Note 12 — Stockholders’ Equity for further discussion.
The accompanying notes are an integral part of these consolidated financial statements

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2024	2025

OPERATING ACTIVITIES
Net income (loss)	$(1,622)	$457	$447
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	43	56	91
Stock-based compensation expense	2,756	300	352
Impairments of long-lived assets and other assets	—	—	24
Provision for bad debts	23	19	15
Amortization of operating lease right-of-use assets	14	11	8
Deferred income taxes	(459)	59	98
Other	(4)	4	(2)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(33)	(185)	(121)
Prepaid expenses and other assets	(22)	(58)	(30)
Accounts payable	(16)	8	(11)
Accrued and other current liabilities	(62)	42	100
Deferred revenue	18	4	10
Operating lease liabilities	(15)	(16)	(7)
Other long-term liabilities	(35)	(14)	(2)
Net cash provided by operating activities	586	687	971
INVESTING ACTIVITIES
Purchases of marketable securities	(110)	(110)	(280)
Maturities of marketable securities	301	70	243
Purchases of property and equipment, including capitalized internal-use software	(54)	(64)	(61)
Acquisitions of businesses, net of cash acquired	—	—	(106)
Other investing activities	(2)	(3)	(5)
Net cash provided by (used in) investing activities	135	(107)	(208)
FINANCING ACTIVITIES
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts	401	—	—
Proceeds from the issuance of Series A redeemable convertible preferred stock	175	—	—
Taxes paid related to net share settlement of equity awards	(570)	(101)	(24)
Proceeds from exercise of stock options	6	80	8
Changes in advances from payment card issuer	—	10	12
Deferred offering costs paid	(6)	—	—
Repurchases of common stock (1)	(36)	(1,402)	(1,386)
Net cash used in financing activities	(30)	(1,413)	(1,391)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	3	(11)	4
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	694	(844)	(623)
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	1,599	2,293	1,449
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$2,293	$1,449	$827
___________
(1) Includes a $50 million upfront payment to repurchase shares of the Company’s common stock under the ASR Agreement. Refer to Note 12 — Stockholders’ Equity for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)

	Year Ended December 31,
	2023	2024	2025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of tax refunds	$54	$13	$43
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$56	$35	$42
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	$2,822	$—	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$9	$—	$—
Accretion of Series A redeemable convertible preferred stock	$2	$9	$9
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION RELATED TO LEASES
Cash paid for amounts included in the measurement of operating lease liabilities	$16	$16	$9
Lease liabilities arising from obtaining right-of-use assets	$6	$1	$—
Remeasurement of operating lease right of use assets	$—	$1	$17
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$2,137	$1,278	$637
Restricted cash and cash equivalents, current	137	152	172
Restricted cash and cash equivalents, noncurrent	19	19	18
Total cash, cash equivalents, and restricted cash and cash equivalents	$2,293	$1,449	$827

The accompanying notes are an integral part of these consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business
Description of Business

Maplebear Inc., doing business as (“DBA”) Instacart (the “Company”), was incorporated in Delaware on August 3, 2012 and is headquartered in San Francisco, California. The Company is a diversified technology business that operates a technology platform that enables connections and transactions primarily among retailers, end users, advertisers, and shoppers largely throughout the United States and Canada. End users are provided the ability to transact with retailers for grocery and non-grocery items and with shoppers to pick and deliver the items on the end user’s behalf. Retailers contract with the Company to have their goods available for search, selection, and purchase, generally for a percentage of the total purchase value from the sale of goods, on a fee per transaction basis, or some combination thereof. Advertisers have the opportunity to purchase Sponsored Product ads, display ads, coupons, and a variety of other online advertising services. Shoppers, who are independent contractors, pick and deliver orders using the Company’s technology platform for fulfillment or delivery service opportunities primarily on a fee per batch basis. The Company also sells software-as-a-service offerings primarily targeted at retailers and charges fees for such offerings.
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

The Company has considered the impacts of macroeconomic trends affecting the Company’s markets and industry and consumer shopping habits, such as inflation and interest rate fluctuations, the effects of supply chain challenges, the impact of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, and uncertainty related thereto, geopolitical conflicts, regulatory changes, uncertainty regarding an economic recession and its impact on consumer behavior, and the effects of severe weather patterns on the assumptions and inputs supporting certain of the Company’s estimates, assumptions, and judgments. The level of uncertainties and volatility in the global financial markets and economies, as well as the uncertainties related to these macroeconomic factors, geopolitical environment, and their effects on the Company’s operations and financial performance, means that these estimates may change in future periods as new events occur and additional information is obtained.
Rounding
Amounts presented in the consolidated financial statements and accompanying footnotes have been rounded based on their actual values, including totals and subtotals. As a result, totals and subtotals may not equal the sum of individual line items shown. All underlying calculations, including percentages, are based on unrounded amounts.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s financial instruments consist primarily of cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued and other current liabilities. The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued and other current liabilities approximate fair value due to their short maturities. Refer to Note 4 — Fair Value Measurements for further information related to cash equivalents and marketable securities.
Foreign Currency
The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. The majority of the Company’s foreign subsidiaries’ functional currency is the local currency of their respective country. Transactions denominated in currencies other than the functional currency are remeasured to the functional currency at the exchange rate on the transaction date. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured at period-end using the period-end exchange rate. Gains and losses resulting from remeasurement are recorded in the consolidated statements of operations. Subsidiaries’ assets and liabilities with non-U.S. dollar functional currencies are translated at the period-end rate. Accumulated deficit and other equity items are translated at historical rates, and revenue and expenses are translated at average exchange rates during the period. Gains and losses resulting from the translation of the consolidated balance sheets are recorded as a component of accumulated other comprehensive loss.
Net foreign exchange transaction and remeasurement gains and losses were immaterial for the years ended December 31, 2023, 2024, and 2025.
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
Cash includes demand deposits with banks or financial institutions as well as cash in transit from payment processors. Cash in transit from payment processors was $108 million and $73 million as of December 31, 2024 and 2025, respectively. The Company considers all highly-liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist of investments in money market funds, commercial paper, and U.S. government and government agency debt securities.
Restricted Cash and Cash Equivalents
The Company has certificates of deposit that collateralize unconditional, irrevocable letters of credit. The letters of credit are held as security for several of the Company’s operating leases and for corporate insurance and disability policies, certain of which are renegotiated on an annual basis. As of December 31, 2024 and 2025, these letters of credit vary in term and have expiration dates through June 2028. The Company has classified these certificates of deposit within restricted cash and cash equivalents, current or noncurrent, on the consolidated balance sheets based on the underlying maturity date of these letters of credit.
Beginning in November 2023, the Company was required to maintain funds in a depository account in favor of a payment card issuer. The withdrawal or general use of these funds is legally restricted. As of December 31, 2024 and 2025, the Company maintained $151 million and $168 million in the depository account, respectively. These amounts are included within restricted cash and cash equivalents, current, on the consolidated balance sheets.

Accounts Receivable and Allowance
The Company’s accounts receivable primarily consists of retailer and advertiser obligations due under normal trade terms and is reported net of allowance. The Company generally collects the gross transaction amount for each order and remits the purchase value of the related goods to the retailer at the retailers’ point-of-sale. In certain cases, the gross transaction amount is partially or completely collected by the retailer from the end user which the Company later recoups from the retailer. Such amounts are included within accounts receivable, net on the consolidated balance sheets and totaled $471 million and $440 million as of December 31, 2024 and 2025, respectively.

The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable, and changes in this allowance are recorded within general and administrative expense in the consolidated statements of operations. The Company assesses collectability by reviewing accounts receivable on a collective basis when similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. Accounts receivable write-offs were $23 million, $19 million, and $15 million during the years ended December 31, 2023, 2024, and 2025, respectively.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration risk consist principally of cash and cash equivalents, restricted cash and cash equivalents, marketable securities, and accounts receivable. The Company’s cash is held with multiple financial institutions in the United States, for which the balances are regularly in excess of federally insured limits, and in foreign institutions outside of the United States, for which the balances are immaterial. The Company’s investments consist primarily of commercial paper, U.S. government and government agency debt securities, and corporate debt securities that management believes are of high credit quality.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities

Marketable securities consist primarily of commercial paper, corporate debt securities, and U.S. government and government agency debt securities. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investments in any particular security. Marketable securities with original maturities at the date of purchase of 90 days or less are included within cash and cash equivalents, and marketable securities with original maturities greater than 90 days, but less than or equal to one year, are included within short-term marketable securities on the consolidated balance sheets. Marketable securities with original maturities as of the balance sheet date greater than one year are included within long-term marketable securities on the consolidated balance sheets. The Company determines the appropriate classification of marketable securities at the time of purchase. Marketable securities are classified as available-for-sale securities and are carried at fair value on the consolidated balance sheets, with all unrealized gains and losses, net of tax except for credit-related impairment losses, recorded as a component of accumulated other comprehensive loss.

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

No impairment losses related to marketable securities have been recognized during the years ended December 31, 2023, 2024, or 2025. Any unrealized losses on available-for-sale debt securities that are attributed to credit risk are recorded to earnings through an allowance for credit losses. Unrealized losses on available-for-sale debt securities were immaterial during the years ended December 31, 2023, 2024, and 2025 and no allowance for credit losses was recorded. For the purposes of computing realized and unrealized gains and losses, the cost of investments sold is based on the specific-identification method. Interest on marketable securities is included within interest income in the consolidated statements of operations.

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
No impairment losses have been recognized during the years ended December 31, 2023 or 2024. Impairment losses related to intangible assets during the year ended December 31, 2025 were immaterial.
Impairment of Long-Lived Assets
The Company evaluates intangible assets and long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset group (collectively “asset group”) may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions, or other events that indicate an asset group’s carrying amount may not be recoverable. The Company measures the recoverability of the asset group by comparing the carrying amount of such asset groups to the future undiscounted cash flows it expects the asset group to generate. If the Company considers the asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset group exceeds its fair value. The Company reviews the impairment of its operating lease right-of-use assets consistent with the approach applied for other long-lived assets. No material impairment losses related to long-lived assets have been recognized during the years ended December 31, 2023 or 2024. Impairment losses related to long-lived assets during the year ended December 31, 2025 was $21 million.
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Insurance Reserves
The Company uses third-party insurance that include deductibles to insure against auto liability related to bodily injury, physical damage, and uninsured and underinsured motorists, and workers’ compensation. The insurance reserve reflects estimated liabilities arising from accidents that have occurred but have not been resolved, including reported claims (case reserves), incurred but not reported claims, expected development on reported claims, and claims that may have reopened. The determination of the insurance reserve is based on generally accepted actuarial reserving techniques applied to historical claim and loss experience and other available information. The Company utilizes assumptions based on actuarial judgments that relate to certain claim and loss development factors, which include, for example, the development time frame and expected loss rates and may also include assumptions regarding claim frequency and severity trends and changes in the external environment. Certain claims may take multiple years to settle, and it is reasonably possible that the Company’s estimate of the ultimate cost of these claims could change in the near term. The Company periodically reviews the insurance reserve and adjusts as experience develops or when new information becomes known. The adjustments are recorded within cost of revenue in the consolidated statements of operations. The insurance reserves are inherently complex and subjective, and as such, it is possible that the actual loss and loss adjustment expenses can be materially different than the amount recorded. The Company includes insurance reserves within accrued and other current liabilities on the consolidated balance sheets.
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
The Company’s primary performance obligation to the retailer is to connect retailers with end users for the provision of goods by the retailer to the end user. The Company’s transaction service may also include lead generation, facilitation of payments, and other activities to facilitate satisfaction of the performance obligation. The Company’s sole performance obligation to the end user is to arrange for a shopper to provide fulfillment services to the end user. Each performance obligation is satisfied at a point in time, upon the transfer of control of the services.
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company also offers software subscription services to certain partners that enhance the omnichannel shopping experience and generates an amount of other revenue from software subscriptions and other goods and services that are not material. Revenue for the software subscription services is recognized over the subscription period as services are provided. Payment for the Company’s advertising and other services is generally due 30 to 90 days after receipt of invoice.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation.
Cost of Revenue
Cost of revenue primarily consists of third-party payment processing fees, depreciation expense and amortization expense of capitalized internal-use software and technology-related intangible assets, hosting fees, insurance costs attributed to fulfillment, payments to publishers, and expenses related to cancellations. Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
Operations and Support Expense
Operations and support expense primarily consists of compensation costs for employees who support our operations, costs to attract and onboard new shoppers, expenses related to software and subscriptions, and depreciation and amortization expense. Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
Research and Development Expense
Research and development expense primarily consists of compensation costs for our engineering employees, costs related to subscriptions and software, hosting fees attributed to research and development, third-party consulting fees, and depreciation and amortization expense. Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.
Sales and Marketing Expense
Sales and marketing expense primarily consists of advertising expenses, such as paid marketing, compensation costs for sales and marketing employees, third-party consulting fees, amortization expense of customer relationship intangible assets, and depreciation expense. Compensation costs for the Company include salaries, taxes, benefits, bonuses, and stock-based compensation expense.

Advertising expenses primarily include marketing activities such as online advertising, which are expensed as incurred. The Company incurred advertising expenses of $388 million, $457 million, and $485 million for the years ended December 31, 2023, 2024, and 2025, respectively, which is included within sales and marketing expense in the consolidated statements of operations.

General and Administrative Expense
General and administrative expense primarily consists of compensation costs for administrative employees, including finance and accounting, human resources, policy, and legal; legal, regulatory, and policy expenses; third-party consulting fees; depreciation expense; amortization expense of patents and trademarks; and taxes.
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company does not recognize short-term leases (original expected term of one year or less) on the consolidated balance sheets, and related lease payments are recognized as an expense over the lease term on a straight-line basis. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants. The Company did not have any finance leases for the years ended December 31, 2023, 2024, or 2025.
Stock-Based Compensation
The Company measures compensation expense for all stock-based awards based on the estimated fair value of the awards on the date of grant. Stock-based compensation expense is recognized ratably over the period during which an employee is required to provide service.
Stock Option Awards
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

Restricted Stock Units and Unvested Restricted Stock
Compensation expense for restricted stock units (“RSUs”) granted with only service-based vesting conditions is recognized on a straight-line basis over the requisite service period, which is generally two or four years, based on the closing price of the Company’s common stock on the date of grant.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Performance-Based Awards

The Company has granted RSUs and restricted stock that vest only upon satisfaction of both service-based and performance-based vesting conditions. The service-based vesting condition for the majority of RSUs and restricted stock is satisfied over a period of three to four years. The performance-based vesting condition was satisfied upon a qualifying liquidity event defined as the earlier of (i) a combination or disposition transaction provided that such transaction (or series of transactions) qualifies as a change of control, and (ii) the effective date of a registration statement of the Company for an IPO (“liquidity event-based vesting condition”). The liquidity event-based vesting condition was satisfied upon the effective date of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO. The Company has also granted RSUs with an additional performance-based vesting condition. The unvested restricted stock is subject to the Company’s right of repurchase. Refer to Note 12 — Stockholders’ Equity for further information.
The Company records stock-based compensation expense for performance-based RSUs and restricted stock on an accelerated attribution method over the requisite service period, which is generally three to four years, and only if performance-based vesting conditions are considered probable to be satisfied.
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
For market-based equity awards, the Company determines the grant date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected Company valuation amounts.
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
Share Repurchase
Share repurchases may be made through a variety of methods, including open market purchases, privately negotiated transactions, or accelerated share repurchases. Share repurchases are recorded on the trade date. When shares are retired, the value of repurchased shares is deducted from stockholders’ equity through common stock with the excess over par value recorded to accumulated deficit.

Income Taxes

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to income taxes in the United States, Canada, and other foreign jurisdictions. The Company records a provision for income taxes using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized.
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

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The Company adopted the provisions of ASU No. 2023-09 on a prospective basis during the year ended December 31, 2025. Refer to Note 13 — Income Taxes for further information.

Recent Accounting Pronouncements Not Yet Adopted
With the exception of those discussed below, the Company reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact to the Company’s consolidated financial statements or accompanying footnotes.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year Ended December 31,
	2023	2024	2025

	(in millions)
Transaction	$2,171	$2,420	$2,677
Advertising and other	871	958	1,065
Total revenue	$3,042	$3,378	$3,742
Revenue by geographic areas based on bill-to location was as follows:

	Year Ended December 31,
	2023	2024	2025

	(in millions)
United States	$2,936	$3,247	$3,600
International (1)	106	131	142
Total revenue	$3,042	$3,378	$3,742
___________
(1) No individual international country represented 10% or more of the Company’s total revenue for the years ended December 31, 2023, 2024, or 2025.
The following customers accounted for 10% or more of the Company’s revenue:

	Year Ended December 31,
	2023	2024	2025

Customer A	12%	12%	11%
Customer B	15%	16%	17%
Customer D	11%	*	*
___________
* Customer did not represent 10% or more of revenue.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following customers accounted for 10% or more of the Company’s accounts receivable balance:

	As of December 31,
	2024	2025

Customer A	10%	11%
Customer E	16%	12%

Contract Assets and Liabilities

The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue primarily consists of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2024 and 2025 is expected to be recognized within a year. During the years ended December 31, 2024 and 2025, the Company recognized revenue of $195 million and $199 million, respectively, from the deferred revenue balance as of December 31, 2023 and 2024.

There were no material contract assets as of December 31, 2024 or 2025.

4.	Fair Value Measurements
The following tables summarize assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$849	$—	$—	$849
U.S. government and government agency debt securities	—	35	—	35
Total cash equivalents	849	35	—	884
Short-term marketable securities
U.S. government and government agency debt securities	—	91	—	91
Total short-term marketable securities	—	91	—	91
Total	$849	$126	$—	$975

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$293	$—	$—	$293
Commercial paper	—	13	—	13
U.S. government and government agency debt securities	—	10	—	10
Total cash equivalents	293	23	—	316
Short-term marketable securities
Commercial paper	—	7	—	7
U.S. government and government agency debt securities	—	41	—	41
Corporate debt securities	—	2	—	2
Total short-term marketable securities	—	50	—	50
Long-term marketable securities
U.S. government and government agency debt securities	—	81	—	81
Total long-term marketable securities	—	81	—	81
Total	$293	$153	$—	$446

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

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the years ended December 31, 2024 or 2025.

5.	Investments
For purposes of computing realized gains and losses, the cost of investments sold is based on the specific-identification method. The gross unrealized gains and losses related to the Company’s available-for-sale debt securities as of December 31, 2024 and 2025 were immaterial.
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,
	2024		2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$975	$975	$366	$366
One year through five years	—	—	81	81
Total	$975	$975	$446	$446

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,
		2024	2025

	(in years)	(in millions)
Computer equipment	3	$18	$18
Furniture and fixtures	5	8	5
Leasehold improvements	2-8	22	15
Capitalized internal-use software	2-5	226	307
Total property and equipment		274	345
Less: accumulated depreciation and amortization		(74)	(127)
Total property and equipment, net		$200	$218

Depreciation expense related to the Company’s property and equipment was $11 million, $8 million, and $6 million for the years ended December 31, 2023, 2024, and 2025, respectively. Amortization expense related to the Company’s internal-use software, which is primarily recorded within cost of revenue in the consolidated statements of operations, was $5 million, $22 million, and $60 million for the years ended December 31, 2023, 2024, and 2025, respectively.

The Company capitalized $110 million, $91 million, and $98 million of internal-use software costs during the years ended December 31, 2023, 2024, and 2025, respectively.
Geographic Information

The following table summarizes the Company’s long-lived assets, consisting of property and equipment and operating lease right-of-use assets, net of accumulated depreciation and amortization, by geographic area:

	As of December 31,
	2024	2025

	(in millions)
United States	$194	$215
Canada	26	32
Other	1	1
Total long-lived assets, net	$221	$248

Long-lived assets attributed to the United States, Canada, and other international geographies are based on the country in which the asset is located.

7.	Business Combinations
Acquisition of Marlin9 Holdings, Inc.

On April 30, 2025, pursuant to a Stock Purchase Agreement, the Company acquired a 100% ownership interest in Marlin9 Holdings, Inc. which operates as Wynshop (“Wynshop”), a provider of e-commerce retail solutions for grocers and retailers. The acquisition builds upon the Company’s relationships with retail partners and reinforces the Company’s continued commitment to providing retailers with cutting-edge tools and technologies that help drive their business growth.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase consideration was $106 million in cash. The Company has accounted for this acquisition as a business combination. The following table summarizes the fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair value
(in millions)
Current assets	$4
Goodwill	75
Intangible assets	40
Other assets	1
Total assets acquired	121
Total liabilities assumed	(14)
Net assets acquired	$106

Acquisition related costs were immaterial and expensed as incurred and included within general and administrative expense in the consolidated statements of operations.

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

The purchase accounting for the acquisition is considered preliminary with respect to certain assets acquired and liabilities assumed. Additionally, deferred tax assets and liabilities and purchase consideration, may be adjusted as the Company continues to gather and evaluate information about circumstances that existed as of the acquisition date. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The results of operations of the business combination have been included in the Company’s consolidated financial statements from the date of acquisition. Wynshop’s results of operations for periods prior to the acquisition were immaterial to the Company’s consolidated statements of operations and, accordingly, historical and pro forma disclosures have not been presented.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Goodwill and Intangible Assets, Net
Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2024 were immaterial. The following table summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2025:

Amount

(in millions)
Balance as of December 31, 2024	$317
Addition related to business acquisition	74
Effect of foreign currency translation	1
Measurement period adjustments	1
Balance as of December 31, 2025	$393

Intangible Assets, Net

Intangible assets, net, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$91	$(59)	$32	2.6
Customer relationships	27	(19)	8	1.5
Patents	14	(6)	8	4.6
Other	8	(4)	4	6.0
Total intangible assets, net	$140	$(88)	$52

	As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$92	$(73)	$19	1.8
Customer relationships	66	(27)	39	8.7
Patents	17	(7)	10	4.9
Other	9	(6)	3	5.9
Total intangible assets, net	$184	$(113)	$71

Amortization expense totaled $27 million, $26 million, and $25 million for the years ended December 31, 2023, 2024, and 2025, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
2026	$22
2027	12
2028	8
2029	6
2030	5
Thereafter	19
Total	$71

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,
	2024	2025

	(in millions)
Accrued legal and regulatory matters	$57	$158
Accrued shopper and merchant liability (1)	110	103
Accrued advertising	77	53
Accrued compensation and benefits	32	28
Accrued professional, legal, and contractor services	46	51
Sales and indirect tax liabilities	36	31
Insurance reserves	49	72
Advances from payment card issuer	10	22
Gift cards and rewards	46	47
Other	42	67
Total	$505	$634
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

10.	Commitments and Contingencies
Leases
The Company’s leases primarily include corporate offices and warehouse space. The lease terms of operating leases vary from one year to nine years, with expirations through May 2034. The Company has leases that include one or more options to extend the lease term for up to five years as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Most of these options to extend or terminate the lease do not create a significant economic incentive and hence are not recognized as part of the Company’s operating lease liabilities and operating lease right-of-use assets. The Company did not modify, enter into, or acquire any material leasing arrangements during the year ended December 31, 2024. In June 2025, the Company amended the lease agreement for its corporate headquarters to terminate certain suites and extend the terms of other suites to 2034. The impact from terminating certain suites was immaterial.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of lease costs were as follows:

	Year Ended December 31,
	2023	2024	2025

	(in millions)
Operating lease costs	$16	$13	$9
Short-term lease costs	1	—	—
Variable lease costs	2	4	2
Total lease costs	$19	$17	$12

The weighted-average lease term and discount rate were as follows:

	Year Ended December 31,
	2023	2024	2025
Weighted-average remaining lease term (in years)	2.8	1.9	7.4
Weighted-average discount rate	4.19%	4.16%	3.99%

As of December 31, 2025, the future maturities of lease liabilities were as follows:

Amount
Year ending December 31,	(in millions)
2026	$3
2027	6
2028	5
2029	5
2030	5
Thereafter	17
Total undiscounted lease payments	42
Less: imputed interest	(7)
Present value of operating lease liabilities	36
Less: operating lease liabilities, current	(3)
Operating lease liabilities, noncurrent	$33

Sales and Indirect Taxes

The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The Company believes it properly accrues and pays taxes according to its understanding of the tax requirements in each taxing jurisdiction; however it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology platform. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion of an audit examination with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $16 million and $13 million as of December 31, 2024 and 2025, respectively, and was included within other long-term liabilities on the consolidated balance sheets. The Company recognized a reserve release, net of audit payments, of $35 million, $14 million, and $3 million related to these reserves for the years ended December 31, 2023, 2024, and 2025, respectively. These amounts were recorded within general and administrative expense in the consolidated statements of operations.

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

The Company has also been, is currently, and may in the future be involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. The Company is currently involved in such audits in several states. The Company believes that it complies with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, the Company disputes that it is obligated to provide such additional benefits under state law and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain; however, the Company records a liability within accrued and other current liabilities when it believes that it is both probable that a loss has been incurred and the amount can be estimated. The results of these audits, assessments, or any negotiated agreements with these agencies, may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on the Company’s business, financial conditions, results of operations, and cash flows.

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

Securities Litigation

On January 25, 2024, a purported stockholder filed suit against the Company and certain of the Company’s current and former officers and directors in the Northern District of California, on behalf of a putative class of purchasers of the

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company’s common stock in its IPO or between September 19, 2023 and October 1, 2023. The complaint alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended in connection with the Company’s IPO, and seeks damages and attorneys’ fees, among other things. An amended complaint also added the underwriters of the Company’s IPO as defendants. On October 29, 2024, the Company filed a motion to dismiss the amended complaint, which the court granted on May 9, 2025 with leave to amend. On May 30, 2025, plaintiffs agreed to dismiss the case with prejudice, without receiving any compensation.

FTC Investigation

In July 2025, staff of the Federal Trade Commission (“FTC”) asserted they had authority to enter into consent negotiations with the Company relating to certain of its marketing and Instacart+ membership program practices. Following extensive discussions with staff of the FTC, the Company agreed to enter into a consent order to conclude the FTC’s investigation, which became final on January 13, 2026. The consent order does not include any admission of liability. Pursuant to the consent order, the Company is required to pay $60 million to the FTC, which was included in accrued and other current liabilities on the consolidated balance sheet as of December 31, 2025, and subsequently paid in January 2026.

Other Litigation Matters

Besides the matters described above, the Company and its subsidiaries are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings involving unpaid wages, missed breaks, premium or overtime pay, hazard pay, inadequate notice under the Worker Adjustment and Retraining Notification Act or its state equivalent, retaliation, denial of or interference with leave of absence, improper application of our paid time off or other policies, discrimination or harassment based on a protected characteristic, wrongful termination, failure to accommodate a disability, unfair labor practices, personal injury, intellectual property, including patent infringement, property damage, securities and stockholder claims, commercial and contract disputes, unfair competition, marketing claims, consumer protection claims, including auto-renewal practices, pricing, and fees, data protection and privacy, environmental claims, health and safety, appropriate disclosures of worker and customer rights and entitlements, weights and measures, compliance with regulatory requirements, and other matters. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and could result in fines, penalties, compensatory damages, or non-monetary relief. The Company does not believe that these matters will have a material adverse effect upon its operations, cash flows, or financial condition.

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the consolidated statements of operations. During periods where the settled amount is less than the loss reserved or if the Company estimates that an outstanding claim is less than that previously recorded, the Company will recognize a reserve release related to the claims within general and administrative expense in the consolidated statements of operations. During the year ended December 31, 2023, the Company recognized a reserve release related to these claims of $5 million. During the years ended December 31, 2024 and 2025, the Company recognized a loss related to these claims of $7 million and $106 million, respectively. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The rights, preferences, and privileges of the Series A redeemable convertible preferred stock are as follows:

Seniority; Liquidation Preference

The Series A redeemable convertible preferred stock, with respect to distribution rights upon the liquidation, winding-up or dissolution of the Company but excluding a change of control, (as described below) ranks (i) senior to the Company’s common stock, (ii) on parity with any class or series of the Company’s capital stock expressly designated as ranking on parity with the Series A redeemable convertible preferred stock, and (iii) junior to any class or series of the Company’s capital stock expressly designated as ranking senior to the Series A redeemable convertible preferred stock. The Series A redeemable convertible preferred stock has a liquidation preference equal to the greater of (i) the Stated Value (as defined below), and (ii) the amount that the holder would be entitled to receive on an as-converted to common stock basis based on the then-applicable Conversion Ratio (as defined below), on the date of such liquidation, winding-up or dissolution. Such liquidation, winding-up or dissolution amounts would be paid out of the Company’s assets legally available for distribution to its stockholders, after satisfaction of debt and other liabilities owed to its creditors and holders of shares of any senior securities and before any payment or distribution is made to holders of any junior securities, including, without limitation, the Company’s common stock.

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

The 10-Day VWAP is defined as the average of the volume-weighted average price (“VWAP”) per share of common stock for each of the 10 consecutive trading days ending on, and including, the trading day immediately before the date of determination.

Conversion

From and after the seventh anniversary of the issue date of the Series A redeemable convertible preferred stock, at any time when the 10-Day VWAP exceeds the conversion price of the Series A redeemable convertible preferred stock, all

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
outstanding shares of Series A redeemable convertible preferred stock will automatically convert into a number of shares of the Company’s common stock equal to the Conversion Ratio on such date.

In addition, on the third anniversary of the issue date of the Series A redeemable convertible preferred stock, if the 10-Day VWAP immediately prior to such date exceeds the conversion price of the Series A redeemable convertible preferred stock, the holder will have the option to convert all outstanding shares of Series A redeemable convertible preferred stock at the conversion price on such date. If there is a Conversion Shortfall (as defined below), the holder will receive an additional number of shares of common stock equal to the Conversion Shortfall divided by the 10-Day VWAP immediately prior to such date.

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

The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable preferred stock to its redemption value over the period from issuance through redemption date. The accretion was $2 million, $9 million, and $9 million during the years ended December 31, 2023, 2024, and 2025, respectively.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as the Series A redeemable convertible preferred stock) and the declaration or payment of cash dividends on shares other than the Series A redeemable convertible preferred stock in excess of a 5.0% annual dividend yield.

No dividends were declared or paid during the years ended December 31, 2023, 2024, or 2025.

12.	Stockholders’ Equity
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

In June 2024, the Company’s board of directors authorized a new $500 million share repurchase program, which was subsequently increased to $750 million, $1 billion, and later $2.5 billion in November 2024, May 2025, and November 2025, respectively. During the year ended December 31, 2024, the Company repurchased and immediately retired a total of 13,206,713 shares of its common stock, for an aggregate amount, including broker commissions, fees, and excise taxes, of $442 million under this share repurchase program. This amount included 3,700,000 shares repurchased in August 2024 in a privately negotiated transaction with one stockholder, a related party, for $117 million. During the year ended December 31, 2025, the Company repurchased and immediately retired a total of 32,832,183 shares of its common stock, for an aggregate amount, including broker commissions, fees, and excise taxes, of $1,349 million under this share repurchase program, which included shares repurchased under the ASR Agreement (as defined below). As of December 31, 2025, the Company had $671 million remaining available to repurchase shares pursuant to this new repurchase program.

On November 10, 2025, the Company entered into an ASR Agreement with a third-party financial institution to repurchase $250 million of the Company’s common stock. Pursuant to the terms of the ASR Agreement, the Company paid $250 million to the financial institution and received and immediately retired an initial delivery of 5,357,621 shares of common stock on November 12, 2025, representing 80% of the value of the $250 million payment. As of December 31, 2025, $50 million of the ASR is reflected as a forward contract within stockholders’ equity on the consolidated balance sheet. In January 2026, repurchases under the ASR Agreement were completed. The final number of shares of common stock repurchased was based on the VWAP of the Company’s common stock during the repurchase period, less a negotiated discount. The Company received and immediately retired an additional 553,349 shares in January 2026.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax recognized as part of the cost basis of shares acquired during the years ended December 31, 2023, 2024, and 2025 was zero, $5 million, and $7 million, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,
	2024	2025

	(in thousands)
Series A redeemable convertible preferred stock	5,833	5,833
Restricted stock units	21,229	15,959
Stock options outstanding	7,497	6,489
Shares available for issuance under the 2023 Equity Incentive Plan	49,827	54,419
Shares available for issuance under the 2023 Employee Stock Purchase Plan	9,790	12,400
Total	94,176	95,100

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to approval from the holders of the Series A redeemable convertible preferred stock. No dividends were declared or paid during the years ended December 31, 2023, 2024, or 2025.
Equity Incentive Plans
The Company has three equity incentive plans: the 2013 Equity Incentive Plan (the “2013 Plan), the 2018 Equity Incentive Plan (the “2018 Plan”), and the 2023 Equity Incentive Plan (the “2023 Plan”). Following the Company’s IPO in September 2023, the Company has only issued awards under the 2023 Plan, and no additional awards will be granted under the 2013 and 2018 Plans. The 2023 Plan provides for grants of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to the Company’s employees of any parent or subsidiary, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards, and other forms of awards to the Company’s employees, directors, and consultants, including employees and consultants of the Company’s affiliates.
The number of shares of common stock reserved for issuance under the Company’s 2023 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2024 through January 1, 2033, in an amount equal to (1) 5% of the total number of shares of common stock outstanding on December 31 of the year before the date of each automatic increase or (2) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1. Pursuant to the automatic increase feature of the 2023 Plan, an additional 13,048,201 shares were reserved for issuance under the 2023 Plan effective January 1, 2025.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following table summarizes the activity related to the Company’s stock options for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)		(in years)	(in millions)
As of January 1, 2025	7,497	$11.35	3.21	$228
Options exercised	(1,008)	$8.34
As of December 31, 2025	6,489	$11.82	2.29	$216
Options vested and exercisable as of December 31, 2025	6,489	$11.82	2.29	$216
The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2024, and 2025 was $252 million, $301 million, and $35 million, respectively. The total fair value of stock options vested was $6 million and $3 million for the years ended December 31, 2023 and 2024, respectively. As of December 31, 2024, all outstanding stock options were fully vested. As such, no stock options vested during the year ended December 31, 2025.
Restricted Stock
The following table summarizes the activity related to the Company’s restricted stock for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2025	74	$38.37
Vested	(74)	$38.37
Unvested and outstanding as of December 31, 2025	—	$—

For the year ended December 31, 2023, the weighted-average grant date fair value of restricted stock granted was $38.37 per share. The Company did not grant any restricted stock during the years ended December 31, 2024 and 2025. The total fair value of restricted stock vested during the years ended December 31, 2023, 2024, and 2025 was $54 million, $17 million, and $3 million, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSUs
The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2025	21,164	$42.02
Granted	14,973	$42.61
Vested	(14,191)	$43.71
Forfeited	(5,987)	$40.06
Unvested and outstanding as of December 31, 2025	15,959	$41.72

During the year ended December 31, 2023, the Company modified the terms of an aggregate of 702,066 RSUs granted to certain executives related to the acceleration of the service-based vesting conditions upon involuntary termination of employment in conjunction with a change in control event. The modification did not result in any incremental stock-based compensation expense given the fair value of the modified awards immediately after the modification was lower than the grant date fair value of the original awards.

In April 2024, the Company granted an aggregate of 586,920 RSUs to certain employees of the Company that vest upon satisfaction of certain performance-based and service-based vesting conditions. The performance-based vesting conditions will be satisfied based on the proportion of certain GTV targets achieved during applicable performance periods. The actual number of shares that may satisfy the performance-based vesting condition ranges from 0% to 100% of the maximum achievable shares for that performance period. Shares that satisfy the performance-based condition are subject to a service-based condition that vests quarterly over a period of one year following the applicable performance period. Each of the RSU awards granted is subject to potential vesting acceleration under certain circumstances. The weighted-average grant date fair value per share of such awards is $36.35, and the weighted-average requisite service period is satisfied over a period of 2.70 years.

In November 2024, the Company modified the terms of an RSU award representing the right to be issued up to 1,200,000 shares of the Company’s common stock that was previously granted to the Company’s chief executive officer at that time, of which, 300,000 shares under the RSU award vested in connection with the Company’s IPO in September 2023. The modification changed the existing market capitalization goals to corresponding stock price goals ranging from $43.32 per share to $86.64 per share. Achievement of the stock price goals is measured using the VWAP of the Company’s common stock over the 30-trading day period preceding the applicable measurement date. The modification resulted in the remeasurement of these awards as of the modification date and the incremental stock-based compensation expense was immaterial.

Following the modification of the RSU award, and based on the VWAP as of November 12, 2024, the stock price goal of $43.32 was met, resulting in the vesting of an additional 180,000 shares of the Company’s common stock under the RSU award.

The weighted-average grant date fair value of RSUs granted was $32.80, $37.15, and $42.61 per share for the years ended December 31, 2023, 2024, and 2025, respectively. The total fair value of RSUs vested was $1,880 million, $752 million, and $620 million for the years ended December 31, 2023, 2024, and 2025, respectively.

2023 Employee Stock Purchase Plan

The Company’s board of directors adopted, and the Company’s stockholders approved, the 2023 Employee Stock Purchase Plan (“the ESPP”), which became effective immediately prior to the effectiveness of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO. A total of 7,000,000 shares of common stock were initially reserved for sale under the ESPP. The number of shares of the Company’s common stock reserved for

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2024 through January 1, 2033, by the lesser of (1) 1% of the total number of shares of common stock outstanding on the last day of the year before the date of the automatic increase and (2) 7,000,000 shares; provided that before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (1) and (2). Subject to any limitations contained therein, the ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase common stock at a discounted price per share.

As of December 31, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors, or its compensation committee under its delegation, as the administrator of the ESPP. Pursuant to the automatic increase feature of the ESPP, an additional 2,609,640 shares were reserved for issuance under the ESPP effective January 1, 2025.

Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the consolidated statements of operations related to stock options, restricted stock, and RSUs, as applicable:

	Year Ended December 31,
	2023	2024	2025

	(in millions)
Cost of revenue	$18	$8	$9
Operations and support	90	13	14
Research and development	1,800	144	204
Sales and marketing	316	62	59
General and administrative	532	73	66
Total stock-based compensation expense (1)(2)	$2,756	$300	$352
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
(2) Stock-based compensation expense during the year ended December 31, 2024 includes a benefit of $4 million, $79 million, $8 million, and $4 million for operations and support, research and development, sales and marketing, and general and administrative, respectively, related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for executive departures during the three months ended March 31, 2024 and for terminated employees in connection with the Company’s restructuring plan. Refer to Note 17 — Restructuring for further discussion.

As of December 31, 2025, there was $465 million of unrecognized stock-based compensation expense related to unvested awards, which are expected to vest and be recognized over a weighted-average period of 1.43 years.
The amount of stock-based compensation expense capitalized related to the development of internal-use software was $56 million, $35 million, and $42 million during the years ended December 31, 2023, 2024, and 2025, respectively.
The income tax benefit recognized in the consolidated statements of operations related to stock-based awards was $520 million, $42 million, and $77 million for the years ended December 31, 2023, 2024, and 2025, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes
The components of income (loss) before provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
	2023	2024	2025

	(in millions)
United States	$(2,073)	$537	$538
Foreign	12	15	18
Income (loss) before provision for (benefit from) income taxes	$(2,061)	$552	$556

The components of the provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
	2023	2024	2025

	(in millions)
Current:
Federal	$6	$18	$1
State	11	12	8
Foreign	3	6	1
Total current tax (benefit) expense	20	36	10
Deferred:
Federal	(343)	58	89
State	(116)	1	9
Foreign	—	—	1
Total deferred tax (benefit) expense	(459)	59	99
Total provision for (benefit from) income taxes	$(439)	$95	$109

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the Company’s U.S. federal statutory income tax rate to the effective tax rate was as follows for the years ended December 31, 2023 and 2024:

	Year Ended December 31,
	2023	2024
U.S. federal statutory rate	21.0%	21.0%
State, net of federal benefit	4.3	0.6
Foreign taxes	—	0.1
Penalties	—	(0.1)
Lobbying expenses	—	0.2
Stock-based compensation	(7.9)	4.3
Equity agreements with retailers	0.7	—
Research and development credits	4.8	(12.3)
Uncertain tax positions	(1.2)	3.3
Other	(0.4)	0.1
Effective tax rate	21.3%	17.2%

The Company adopted ASU 2023-09 on a prospective basis during the year ended December 31, 2025. A reconciliation of the Company’s U.S. federal statutory income tax rate to the effective tax rate is as follows for the year ended December 31, 2025:

	Year Ended December 31, 2025

	(in millions)
Tax at federal statutory tax rate	$117	21.0%
State, net of federal benefit (1)	9	1.7
Foreign tax effects	(1)	(0.1)
Effect of cross-border tax laws	3	0.6
Tax credits, net of unrecognized tax benefits
Research and development tax credit	(41)	(7.3)
Changes in unrecognized tax benefits	14	2.6
Nontaxable or nondeductible items
Stock-based compensation	(10)	(1.9)
162M limitation	12	2.1
Other nontaxable or nondeductible items	5	0.8
Other	1	0.1
Effective tax rate	$109	19.6%
___________
(1) The states that contribute to the majority (greater than 50 percent) of the tax effect in this category consists of California, New Jersey, and New York.

For the year ended December 31, 2023, the difference in the effective tax rate is primarily driven by the tax effects of stock-based compensation, including certain restructurings, recognized in connection with the Company’s IPO, as well as the generation of research and development tax credits. For the years ended December 31, 2024 and 2025, the difference in the effective tax rate is primarily attributable to the generation of research and development tax credits, partially offset by uncertain tax positions, the tax effects of stock-based compensation, as well as state income taxes, net of federal benefit.

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, as well as operating losses and tax

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
credit carryforwards. Significant components of the Company’s deferred tax assets were as follows:

	As of December 31,
	2024	2025

	(in millions)
Deferred tax assets
Net operating loss and tax credit carryforwards	$190	$332
Interest expense limitation	—	11
Capitalized research and development	446	287
Legal reserve	15	37
Other accruals and reserves	15	9
Stock-based compensation	111	54
Operating lease liabilities	7	10
Other	4	4
Total gross deferred tax assets	788	744
Less: valuation allowance	(3)	(42)
Total deferred tax assets, net of valuation allowance	785	702
Deferred tax liabilities
Property and equipment and intangible assets	(8)	(30)
Operating lease right-of-use assets	(6)	(8)
Total deferred tax liabilities	(14)	(38)
Net deferred tax assets	$771	$664

The Company regularly assesses the ability to realize deferred tax assets based on the weight of all available evidence, including such factors as the history of recent earnings and expected future taxable income on a jurisdiction-by-jurisdiction basis. Judgment is required in determining whether a valuation allowance should be recorded against deferred tax assets. During the years ended December 31, 2024 and 2025, after considering these factors, the Company determined that the positive evidence overcame any negative evidence and concluded that it was more likely than not that the U.S. federal and state deferred tax assets were realizable. During the year ended December 31, 2025, in connection with the acquisition of Marlin 9 Holdings, the Company acquired deferred tax assets, including certain U.S. net operating loss carryforwards and other tax attributes. The Company recorded a valuation allowance against these acquired tax attributes.

As of December 31, 2024 and 2025, the Company had federal net operating loss carryforwards of $19 million and $443 million, respectively. The Company generated $5 million of net operating loss carryforwards prior to 2018, which will begin to expire in 2037. The remaining $438 million will carryforward indefinitely. In addition, the Company had state net operating loss carryforwards of $536 million and $679 million as of December 31, 2024 and 2025, respectively, an immaterial amount of which, if unused, will begin to expire in 2026. The Company had immaterial foreign net operating and capital loss carryforwards as of December 31, 2024 and 2025.

As of December 31, 2024, the Company had no federal Section 163(j) interest limitation carryforwards. As of December 31, 2025, the Company had $42 million in federal Section 163(j) interest limitation carryforwards, which can be carried forward indefinitely.

As of December 31, 2024 and 2025, the Company had federal research and development tax credit carryforwards of $143 million and $181 million, respectively, and state research and development tax credit carryforwards of $87 million and $102 million, respectively. The federal research and development tax credits will begin to expire in 2044 if not utilized. The state research and development tax credits have no expiration date.

Under Section 382 of the Code, the Company’s ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits (under Section 383 of the Code), in any taxable year may be limited if it experiences an ownership change. The Company has assessed whether it had an ownership change, as defined by Section 382 of the Code from its formation. Based upon this assessment, reductions were made to the Company’s net operating losses and tax credit carryforwards under these rules for the Marlin 9 Holdings acquisition. Additional ownership changes in the future could result in additional limitations on the Company’s net operating losses and tax credit carryforwards.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Tax Cuts and Jobs Act of 2017, research and development costs are required to be capitalized and amortized for U.S. tax purposes, effective January 1, 2022. Under the One Big Beautiful Bill Act effective January 1, 2025, research and development costs are allowed to be immediately deducted, and prior capitalization can be accelerated. The Company has elected to accelerate prior capitalization over two years.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

	Year Ended December 31,
	2023	2024	2025

	(in millions)
Unrecognized tax benefits at beginning of period	$30	$63	$90
Gross increases – current period tax positions	32	25	16
Gross increases – prior period tax positions	1	2	1
Gross decreases – current period tax positions	—	—	—
Gross decreases – prior period tax positions	—	—	(1)
Unrecognized tax benefits at end of period	$63	$90	$106

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties within the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has recognized immaterial interest and penalties in the consolidated statements of operations and has not made payments for interest and penalties. As of December 31, 2025, $106 million of unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company files income tax returns primarily in the U.S. federal and state, Canada, and other foreign jurisdictions. The Company is subject to examination in U.S. federal, various state and local jurisdictions, for all prior years. The examination period for foreign jurisdictions remain open from 2018 onward. The Company is currently under examination in Canada and California, New York, and Utah state jurisdictions.
Cash paid for income taxes, net of refunds, consisted of the following:

Year Ended December 31, 2025
(in millions)
Federal	$19
State
California	3
Florida	2
Other	16
Foreign
Canada	3
Cash paid for income taxes, net of refunds	$43

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

Immediately prior to the completion of the IPO, all outstanding shares of the Company’s non-voting common stock were converted into shares of voting common stock, all of which were subsequently reclassified into common stock. The shares issued in the IPO and the shares of common stock issued upon conversion of the then-outstanding shares of

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
redeemable convertible preferred stock in connection with the IPO, as well as vested RSUs, are included in the table below weighted for the period outstanding during the year ended December 31, 2023.

The computation of basic and diluted net income (loss) per share attributable to common stockholders was as follows:

	Year Ended December 31,
	2023	2024	2025

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income (loss)	$(1,622)	$457	$447
Less: Accretion related to Series A redeemable convertible preferred stock	(2)	(9)	(9)
Net income (loss) attributable to common stockholders, basic	$(1,624)	$448	$438
Add: Accretion related to Series A redeemable convertible preferred stock	—	9	9
Net income (loss) attributable to common stockholders, diluted	$(1,624)	$457	$447

Denominator:
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	130,616	264,640	261,353
Weighted-average effect of dilutive securities:
Series A redeemable convertible preferred stock	—	5,833	5,833
Stock options	—	7,480	5,055
Restricted stock units	—	11,200	7,344
Unvested restricted non-voting common stock	—	5	35
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	130,616	289,158	279,621

Net income (loss) per share attributable to common stockholders:
Basic	$(12.43)	$1.69	$1.68
Diluted	$(12.43)	$1.58	$1.60

The following potentially dilutive outstanding securities were excluded from the computation of diluted income (loss) per share attributable to common stockholders because their effect was not dilutive:

	As of December 31,
	2023	2024	2025

	(in thousands)
Series A redeemable convertible preferred stock (1)	6,925	—	—
Stock options	19,553	417	384
Restricted stock units	27,229	1,853	1,505
Unvested restricted non-voting common stock	326	144	—
Total	54,033	2,414	1,889
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

The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	As of December 31,
	2023	2024	2025

	(in thousands)
Restricted stock units	1,890	1,139	335
Total	1,890	1,139	335

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Related Party Transactions
The Company is party to agreements with a software vendor, whose former executive officer was a member of the Company’s board of directors, whereby the Company primarily pays the vendor usage-based subscription fees for the use of the software. Subsequent to the executive officer’s resignation on February 27, 2024, the software vendor is no longer a related party. During the year ended December 31, 2023, $15 million was paid in connection with this software subscription. No amounts were paid in connection with this software subscription during the three months ended March 31, 2024. During the year ended December 31, 2023, $25 million was included within operating expenses in the consolidated statements of operations. During the three months ended March 31, 2024, $8 million was included within operating expenses in the condensed consolidated statements of operations. As of March 31, 2024, $4 million was included within prepaid expenses and other current assets on the condensed consolidated balance sheets and no amounts were due to this vendor.

In August 2024, the Company entered into a privately negotiated transaction to repurchase 3,700,000 shares for $117 million from a stockholder that, together with its affiliated entities, is a holder of greater than 10% of the Company’s common stock and is affiliated with an entity indirectly controlled by a member of the Company’s board of directors. Refer to Note 12 — Stockholders’ Equity for further information.

16.	Employee Benefit Plan
The Company has a 401(k) plan under which U.S. employees may make voluntary pre-tax and post-tax contributions at their discretion, up to maximum annual contribution limits established by the U.S. Department of Treasury. The Company matched a portion of employee contributions totaling $17 million, $17 million, and $18 million for the years ended December 31, 2023, 2024, and 2025, respectively. Both employee contributions and the Company’s matching contributions are fully vested upon contribution.

17.	Restructuring
On February 9, 2024, the Company initiated restructuring actions with respect to its workforce intended to improve operational efficiencies and better align the Company’s organizational structure with current business needs, top strategic priorities, and key growth initiatives. The plan included the reduction of approximately 250 employees, or 7% of the Company’s employees.
During the year ended December 31, 2024, the Company recognized $18 million in restructuring charges related to cash expenditures for severance payments and other termination benefits. The Company also recognized an immaterial amount of stock-based compensation expense related to the accelerated vesting of equity awards, which was offset by a $46 million benefit related to the reversal of previously recognized stock-based compensation expense for unvested equity awards for terminated employees in connection with the restructuring. No amounts were recognized during the year ended December 31, 2025.

The following table summarizes the restructuring costs recognized by line item within the consolidated statements of operations for the year ended December 31, 2024:

Year Ended December 31, 2024

(in millions)
Operations and support	$2
Research and development	9
Sales and marketing	3
General and administrative	4
Total	$18

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the liabilities relating to the remaining restructuring charges were immaterial and included within accrued and other current liabilities on the consolidated balance sheet. As of December 31, 2025, there were no liabilities relating to the remaining restructuring charges on the consolidated balance sheet.

18.	Segment Information
The Company has one operating and reportable segment. A description of how the Company derives revenues is included in Note 2 — Significant Accounting Policies. The Company’s chief executive officer is the Company’s CODM, who reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net income (loss) as the sole measure of segment profit or loss to make key operating decisions such as the allocation of the budget and monitoring budget versus actual results. The CODM does not evaluate operating segments using asset information.
Significant expenses within net income (loss) include cost of revenue, operations and support, research and development, sales and marketing, general and administrative, which are each separately presented on the Company’s consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income (loss). Refer to Note 12 — Stockholders’ Equity for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, other expense, net, and provision for (benefit from) income taxes on the consolidated statements of operations.

Geographic information is included in Note 3 — Revenue and Note 6 — Property and Equipment, Net.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in “Internal Control - Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
During the quarter ended December 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) described below:

On November 20, 2025, Chris Rogers, our Chief Executive Officer, President, and Chair of our board of directors, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Rogers’s trading arrangement provides for the sale through November 30, 2026 of (i) up to 190,015 shares of our common stock subject to RSUs previously awarded to Mr. Rogers that may vest and be released to him on or prior to November 30, 2026 and (ii) additional shares of our common stock subject to RSUs granted to Mr. Rogers subsequent to the adoption of the trading arrangement that may vest and be released to him on or prior to November 30, 2026. The actual number of shares of our common stock that will be released to Mr. Rogers upon the vesting of RSUs will be reduced by the number of shares withheld by us to satisfy tax withholding obligations arising from the vesting of such RSUs and is not yet determinable. The actual number of shares that may be sold pursuant to this trading arrangement is not yet determinable.

On November 20, 2025, Lisa Blackwood-Kapral, our Chief Accounting Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Blackwood-Kapral’s trading arrangement provides for the sale through January 31, 2027 of (i) up to 66,709 shares of our common stock subject to RSUs previously awarded to Ms. Blackwood-Kapral that may vest and be released to her on or prior to January 31, 2027 and (ii) additional shares of our common stock subject to RSUs granted to Ms. Blackwood-Kapral subsequent to the adoption of the trading arrangement that may vest and be released to her on or prior to January 31, 2027. The actual number of shares of our common stock that will be released to Ms. Blackwood-Kapral upon the vesting of RSUs will be reduced by the number of shares withheld by us to satisfy tax withholding obligations arising from the vesting of such RSUs and is not yet determinable. The actual number of shares that may be sold pursuant to this trading arrangement is not yet determinable.

On December 10, 2025, Morgan Fong, our General Counsel, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Fong’s trading arrangement provides for the sale through December 31, 2026 of (i) up to 53,565 shares of our common stock and (ii) up to 220,680 shares of our common stock subject to stock options previously awarded to Mr. Fong and exercisable on or prior to December 31, 2026. The actual number of shares that may be sold pursuant to this trading arrangement is not yet determinable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Maplebear Inc.	8-K	001-41805	3.1	9/22/2023
3.2	Certificate of Designation of Series A Convertible Preferred Stock.	8-K	001-41805	3.2	9/22/2023
3.3	Amended and Restated Bylaws of Maplebear Inc.	S-1/A	333-274213	3.4	9/11/2023
4.1	Ninth Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated February 26, 2021.	S-1	333-274213	4.2	8/25/2023
4.2	Description of Securities.	10-K	001-41805	4.2	3/5/2024
4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-274213	4.1	8/25/2023
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-274213	10.1	8/25/2023
10.2+	Maplebear Inc. 2013 Equity Incentive Plan and related form agreements.	S-1/A	333-274213	10.2	9/11/2023
10.3+	Maplebear Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-274213	10.3	9/11/2023
10.4+	Maplebear Inc. 2023 Equity Incentive Plan and related form agreements.	S-1/A	333-274213	10.4	9/15/2023
10.5+	Maplebear Inc. 2023 Employee Stock Purchase Plan.	S-1/A	333-274213	10.5	9/15/2023
10.6+	Maplebear Inc. Non-Employee Director Compensation Policy.	10-K	001-41805	10.6	2/28/2025
10.7+	Maplebear Inc. Severance and Change in Control Plan and related participation agreement.	S-1	333-274213	10.7	8/25/2023
10.8+	Maplebear Inc. Executive Performance Bonus Plan.	S-1	333-274213	10.8	8/25/2023
10.9+	Form of Confirmatory Offer Letter Agreement entered into between the Registrant and certain of its executive officers.	S-1	333-274213	10.9	8/25/2023
10.10+	Amended and Restated Offer Letter Agreement between the Registrant and Fidji Simo, dated December 7, 2022.	S-1	333-274213	10.10	8/25/2023

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11+	Transition and Acknowledgement Letter between the Registrant and Fidji Simo, dated May 27, 2025.	8-K	001-41805	10.1	5/28/2025
10.12+	Amended and Restated Offer Letter between Maplebear Canada ULC and Chris Rogers, dated May 26, 2025.	8-K	001-41805	10.2	5/28/2025
10.13	Office Lease Agreement between the Registrant and 50 Beale Street LLC, dated May 12, 2015, as amended through June 4, 2025.	10-Q	001-41805	10.3	8/8/2025
19.1	Maplebear Inc. Insider Trading Policy.					X
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature pages).					X
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
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on February 26, 2026.

MAPLEBEAR INC.

Date:	February 26, 2026	By:	/s/ Chris Rogers
Chris Rogers
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris Rogers, Emily Reuter, and Morgan Fong, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Rogers	Chief Executive Officer and Chair	February 26, 2026
Chris Rogers	(Principal Executive Officer)

/s/ Emily Reuter	Chief Financial Officer	February 26, 2026
Emily Reuter	(Principal Financial Officer)

/s/ Lisa Blackwood-Kapral	Chief Accounting Officer	February 26, 2026
Lisa Blackwood-Kapral	(Principal Accounting Officer)

/s/ Victoria Dolan	Director	February 26, 2026
Victoria Dolan

/s/ Ravi Gupta	Director	February 26, 2026
Ravi Gupta

/s/ Mary Beth Laughton	Director	February 26, 2026
Mary Beth Laughton

Signature	Title	Date

/s/ Meredith Kopit Levien	Director	February 26, 2026
Meredith Kopit Levien

/s/ Michael Moritz	Director	February 26, 2026
Michael Moritz

/s/ Lily Sarafan	Director	February 26, 2026
Lily Sarafan

/s/ Josh Silverman	Director	February 26, 2026
Josh Silverman

/s/ Daniel Sundheim	Director	February 26, 2026
Daniel Sundheim