Form 10-Q
period 2026-03-31
Maplebear Inc.
filed 2026-05-07
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 235,029,814 shares of common stock, par value $0.0001 per share, as of April 30, 2026.

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
•our ability to adapt to or utilize artificial intelligence (“AI”) and machine learning technologies as well as the use of such technologies by our competitors;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	As of December 31,	As of March 31,
	2025	2026
ASSETS
Current assets:
Cash and cash equivalents	$637	$631
Short-term marketable securities	50	59
Accounts receivable, net of allowance of $3 and $2, respectively	1,127	1,095
Restricted cash and cash equivalents, current	172	110
Prepaid expenses and other current assets	213	197
Total current assets	2,199	2,091
Long-term marketable securities	81	63
Restricted cash and cash equivalents, noncurrent	18	18
Property and equipment, net	218	219
Operating lease right-of-use assets	30	28
Intangible assets, net	71	60
Goodwill	393	393
Deferred tax assets, net	664	626
Other assets	14	37
Total assets	$3,687	$3,535
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70	$48
Accrued and other current liabilities	634	604
Operating lease liabilities, current	3	2
Deferred revenue	211	230
Total current liabilities	917	885
Operating lease liabilities, noncurrent	33	32
Other long-term liabilities	24	24
Total liabilities	974	941
Commitments and contingencies (Note 10)
Series A redeemable convertible preferred stock; $0.0001 par value per share; 5,833 shares authorized, issued, and outstanding as of December 31, 2025 and March 31, 2026	196	198
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 24,167 shares authorized as of December 31, 2025 and March 31, 2026; zero shares issued and outstanding as of December 31, 2025 and March 31, 2026	—	—
Common stock, $0.0001 par value per share; 2,000,000 shares authorized as of December 31, 2025 and March 31, 2026; 242,867 and 236,710 shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively	—	—
Additional paid-in capital	7,005	7,143
Accumulated other comprehensive loss	(1)	(4)
Accumulated deficit	(4,486)	(4,744)
Total stockholders’ equity	2,518	2,395
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$3,687	$3,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2026
Revenue	$897	$1,019
Cost of revenue	226	281
Gross profit	671	738
Operating expenses:
Operations and support	75	74
Research and development	144	164
Sales and marketing	216	230
General and administrative	126	88
Total operating expenses	561	556
Income from operations	110	182
Interest income	14	6
Income before provision for income taxes	124	188
Provision for income taxes	18	44
Net income	$106	$144
Accretion related to Series A redeemable convertible preferred stock	(2)	(2)
Net income attributable to common stockholders, basic	$104	$142
Accretion related to Series A redeemable convertible preferred stock	—	2
Net income attributable to common stockholders, diluted	$104	$144
Net income per share attributable to common stockholders:
Basic	$0.40	$0.59
Diluted	$0.37	$0.57
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	262,432	239,273
Diluted	277,193	253,597
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2026
Net income	$106	$144
Other comprehensive loss:
Change in foreign currency translation adjustments	—	(3)
Total other comprehensive loss	—	(3)
Comprehensive income	$106	$141

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
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

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY, CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	5,833	$196	242,867	$—	$7,005	$(1)	$(4,486)	$2,518
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	2,975	—	—	—	—	—
Exercise of common stock options	—	—	347	—	3	—	—	3
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(104)	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	91	—	—	91
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Repurchase and retirement of common stock (1)	—	—	(9,375)	—	50	—	(402)	(352)
Net income	—	—	—	—	—	—	144	144
Balances at March 31, 2026	5,833	$198	236,710	$—	$7,143	$(4)	$(4,744)	$2,395
___________________________________
(1) Includes the completion of the Company’s accelerated share repurchase agreement (the “ASR Agreement”). Refer to Note 12 — Stockholders’ Equity for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2026
OPERATING ACTIVITIES
Net income	$106	$144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19	30
Stock-based compensation expense	66	80
Impairments of long-lived assets and other assets	6	6
Provision for bad debts	4	3
Amortization of operating lease right-of-use assets	3	1
Deferred income taxes	(2)	38
Other	—	2
Changes in operating assets and liabilities:
Accounts receivable	36	28
Prepaid expenses and other assets	28	(9)
Accounts payable	(3)	(22)
Accrued and other current liabilities	22	(51)
Deferred revenue	17	19
Operating lease liabilities	(3)	(1)
Other long-term liabilities	(1)	1
Net cash provided by operating activities	298	268
INVESTING ACTIVITIES
Purchases of marketable securities	(62)	(4)
Maturities of marketable securities	81	12
Purchases of property and equipment, including capitalized internal-use software	(18)	(16)
Net cash provided by (used in) investing activities	1	(8)
FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(8)	(4)
Proceeds from exercise of stock options	4	3
Changes in advances from payment card issuer	47	31
Repurchases of common stock	(89)	(359)
Net cash used in financing activities	(46)	(328)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	1	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	254	(68)
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	1,449	827
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$1,703	$758
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2026
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for income taxes, net	$21	$(6)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$11	$11
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,558	$631
Restricted cash and cash equivalents, current	130	110
Restricted cash and cash equivalents, noncurrent	15	18
Total cash, cash equivalents, and restricted cash and cash equivalents	$1,703	$758

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025, which can be found in the Company’s Annual Report on Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP.

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

There have been no significant changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 that have had a material impact on the condensed consolidated financial statements and related notes.

Rounding
Amounts presented in the condensed consolidated financial statements and accompanying footnotes have been rounded based on their actual values, including totals and subtotals. As a result, totals and subtotals may not equal the sum of individual line items shown. All underlying calculations, including percentages, are based on unrounded amounts.

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

	Three Months Ended March 31,
	2025	2026

	(in millions)
Transaction	$650	$733
Advertising and other	247	286
Total revenue	$897	$1,019

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue by geographic areas based on bill-to location was as follows:

	Three Months Ended March 31,
	2025	2026

	(in millions)
United States	$862	$972
International (1)	35	46
Total revenue	$897	$1,019
___________
(1) No individual international country represented 10% or more of the Company’s total revenue for the three months ended March 31, 2025 or 2026.
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue primarily consists of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2025 and March 31, 2026 is expected to be recognized within a year. For the three months ended March 31, 2025 and 2026, the Company recognized revenue of $89 million and $94 million, respectively, from the deferred revenue balance as of December 31, 2024 and 2025.

There were no material contract assets as of December 31, 2025 or March 31, 2026.
Concentrations of Credit Risk
The following customers accounted for 10% or more of the Company’s accounts receivable:

	As of December 31,	As of March 31,
	2025	2026

Customer A	11%	10%
Customer E	12%	12%

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Fair Value Measurements
The following tables summarize assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$293	$—	$—	$293
Commercial paper	—	13	—	13
U.S. government and government agency debt securities	—	10	—	10
Total cash equivalents	293	23	—	316
Short-term marketable securities
Commercial paper	—	7	—	7
U.S. government and government agency debt securities	—	41	—	41
Corporate debt securities	—	2	—	2
Total short-term marketable securities	—	50	—	50
Long-term marketable securities
U.S. government and government agency debt securities	—	81	—	81
Total long-term marketable securities	—	81	—	81
Total	$293	$153	$—	$446

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$352	$—	$—	$352
Total cash equivalents	352	—	—	352
Short-term marketable securities
U.S. government and government agency debt securities	—	57	—	57
Corporate debt securities	—	2	—	2
Total short-term marketable securities	—	59	—	59
Long-term marketable securities
U.S. government and government agency debt securities	—	63	—	63
Total long-term marketable securities	—	63	—	63
Total	$352	$122	$—	$474

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
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 for the three months ended March 31, 2025 or 2026.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Investments
For purposes of computing realized gains and losses, the cost of investments sold is based on the specific-identification method. The gross unrealized gains and losses related to the Company’s available-for-sale debt securities as of December 31, 2025 and March 31, 2026 were immaterial.
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,		As of March 31,
	2025		2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$366	$366	$411	$411
One year through five years	81	81	63	63
Total	$446	$446	$474	$474

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,	As of March 31,
		2025	2026

	(in years)	(in millions)
Computer equipment	3	$18	$18
Furniture and fixtures	5	5	5
Leasehold improvements	2-8	15	12
Capitalized internal-use software	2-5	307	329
Total property and equipment		345	364
Less: Accumulated depreciation and amortization		(127)	(146)
Total property and equipment, net		$218	$219

Depreciation expense related to the Company’s property and equipment was $2 million and $1 million for the three months ended March 31, 2025 and 2026, respectively. Amortization expense related to the Company’s internal-use software, which is primarily recorded within cost of revenue in the condensed consolidated statements of operations, was $11 million and $22 million for the three months ended March 31, 2025 and 2026, respectively.

For the three months ended March 31, 2025 and 2026, the Company capitalized $26 million and $24 million of internal-use software costs, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic Information

The following table summarizes the Company’s long-lived assets, consisting of property and equipment and operating lease right-of-use assets, net of accumulated depreciation and amortization, by geographic area:

	As of December 31,	As of March 31,
	2025	2026

	(in millions)
United States	$215	$216
Canada	32	31
Other	1	—
Total long-lived assets, net	$248	$247

Long-lived assets attributed to the United States, Canada, and other international geographies are based on the country in which the asset is located.

7.	Business Combinations
Acquisition of Marlin9 Holdings, Inc.

On April 30, 2025, pursuant to a Stock Purchase Agreement, the Company acquired a 100% ownership interest in Marlin9 Holdings, Inc. which operates as Wynshop (“Wynshop”), a provider of ecommerce retail solutions for grocers and retailers. The acquisition builds upon the Company’s relationships with retail partners and reinforces the Company’s continued commitment to providing retailers with cutting-edge tools and technologies that help drive their business growth.

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

Acquisition-related expenses were immaterial and expensed as incurred and included within general and administrative expense in the condensed consolidated statements of operations.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The purchase accounting for the acquisition is considered preliminary with respect to certain assets acquired and liabilities assumed. Additionally, deferred tax assets and liabilities and purchase consideration may be adjusted as the Company continues to gather and evaluate information about circumstances that existed as of the acquisition date. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

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
Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2026 were immaterial.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible Assets, Net

Intangible assets, net, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$92	$(73)	$19	1.8
Customer relationships	66	(27)	39	8.7
Patents	17	(7)	10	4.9
Other	9	(6)	3	5.9
Total intangible assets, net	$184	$(113)	$71

	As of March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$82	$(69)	$13	1.7
Customer relationships	66	(29)	37	8.6
Patents	17	(8)	9	4.7
Other	5	(4)	1	4.9
Total intangible assets, net	$170	$(110)	$60
Amortization expense was $6 million for each of the three months ended March 31, 2025 and 2026.

As of March 31, 2026, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
Remainder of 2026	$14
2027	10
2028	8
2029	5
2030	5
Thereafter	18
Total	$60

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,	As of March 31,
	2025	2026

	(in millions)
Accrued legal and regulatory matters	$158	$101
Accrued shopper and merchant liability (1)	103	93
Accrued advertising	53	59
Accrued compensation and benefits	28	27
Accrued professional, legal, and contractor services	51	47
Sales and indirect tax liabilities	31	30
Insurance reserves	72	79
Advances from payment card issuer	22	54
Gift cards and rewards	47	45
Other	67	70
Total	$634	$604
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

10.	Commitments and Contingencies
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

The Company did not modify, enter into, or acquire any material leasing arrangements for the three months ended March 31, 2025 or 2026.

Sales and Indirect Taxes
The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The Company believes it properly accrues and pays taxes according to its understanding of the tax requirements in each taxing jurisdiction; however it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology platform. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion of an audit examination with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $13 million as of December 31, 2025 and March 31, 2026, and was included within other long-term liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company recognized an

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
immaterial reserve release, net of audit payments. For the three months ended March 31, 2026, the Company recognized immaterial expense related to these reserves. These amounts were recorded within general and administrative expense in the condensed consolidated statements of operations.
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Other Litigation Matters

Besides the matters described above, the Company and its subsidiaries are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings involving unpaid wages, missed breaks, premium or overtime pay, hazard pay, inadequate notice under the Worker Adjustment and Retraining Notification Act or its state equivalent, retaliation, denial of or interference with leave of absence, improper application of the Company’s paid time off or other policies, discrimination or harassment based on a protected characteristic, wrongful termination, failure to accommodate a disability, unfair labor practices, personal injury, intellectual property, including patent infringement, property damage, securities and stockholder claims, commercial and contract disputes, unfair competition, marketing claims, consumer protection claims, including auto-renewal practices, pricing, and fees, data protection and privacy, environmental claims, health and safety, appropriate disclosures of worker and customer rights and entitlements, weights and measures, compliance with regulatory requirements, and other matters. In some of these proceedings, claims for substantial monetary damages are asserted against the Company and could result in fines, penalties, compensatory damages, or non-monetary relief. The Company does not believe that these matters will have a material adverse effect upon its operations, cash flows, or financial condition.

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the condensed consolidated statements of operations. During periods where the settled amount is less than the loss reserved or if the Company estimates that an outstanding claim is less than that previously recorded, the Company will recognize a reserve release related to the claims within general and administrative expense in the condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2026, the Company recognized a loss related to these claims of $40 million and $4 million, respectively. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.	Redeemable Convertible Preferred Stock
Series A Redeemable Convertible Preferred Stock
Immediately subsequent to the closing of the initial public offering (“IPO”) in September 2023, the Company authorized and issued 5,833,333 shares of Series A redeemable convertible preferred stock at a price of $30.00 per share for proceeds of $175 million. The Company determined the fair value of the Series A redeemable convertible preferred stock at issuance was $175 million, using a Monte Carlo valuation model. The key assumptions used included the closing price of the Company’s common stock on the issuance date of $30.65, an expected term of approximately seven years, an expected volatility of 54%, and a discount for lack of marketability of 35%.
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
The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable preferred stock to its redemption value over the period from issuance through redemption date. The accretion was $2 million for each of the three months ended March 31, 2025 and 2026.

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
No dividends were declared or paid for the three months ended March 31, 2025 or 2026.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.	Stockholders’ Equity
Stock Repurchase Program

In June 2024, the Company’s board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million, $1 billion, and $2.5 billion in November 2024, May 2025, and November 2025, respectively. In April 2026, the Company’s board of directors authorized an increase of $1.0 billion to the share repurchase program, bringing the total authorization under the program to $3.5 billion.

For the three months ended March 31, 2026, the Company repurchased and immediately retired a total of 9,374,847 shares of its common stock for an aggregate amount, including broker commissions, fees, and excise taxes, of $402 million under this share repurchase program, which included shares received and immediately retired upon the completion of the ASR Agreement (as defined below). As of March 31, 2026, the Company had $323 million remaining available to repurchase shares pursuant to the repurchase program.

On November 10, 2025, the Company entered into the ASR Agreement with a third-party financial institution to repurchase $250 million of the Company’s common stock. Pursuant to the terms of the ASR Agreement, the Company paid $250 million to the financial institution and received and immediately retired an initial delivery of 5,357,621 shares of common stock on November 12, 2025, representing 80% of the value of the $250 million payment. As of December 31, 2025, $50 million of the ASR was reflected as a forward contract within stockholders’ equity on the consolidated balance sheet. In January 2026, repurchases under the ASR Agreement were completed. The final number of shares of common stock repurchased was based on the VWAP of the Company’s common stock during the repurchase period, less a negotiated discount. The Company received and immediately retired an additional 553,349 shares in January 2026.

The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. The excise tax recognized as part of the cost basis of shares acquired for the three months ended March 31, 2026 was immaterial.

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,	As of March 31,
	2025	2026

	(in thousands)
Series A redeemable convertible preferred stock	5,833	5,833
Restricted stock units	15,959	12,995
Stock options outstanding	6,489	6,141
Shares available for issuance under the 2023 Equity Incentive Plan	54,419	66,656
Shares available for issuance under the 2023 Employee Stock Purchase Plan	12,400	14,829
Total	95,100	106,454

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to the approval from the holders of the Series A redeemable convertible preferred stock. No dividends were declared or paid for the three months ended March 31, 2025 or 2026.
Pursuant to the automatic increase feature of the 2023 Equity Incentive Plan, for the three months ended March 31, 2026, an additional 12,143,367 shares were reserved for issuance effective January 1, 2026.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options

The following table summarizes the activity related to the Company’s stock options for the three months ended March 31, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)		(in years)	(in millions)
As of January 1, 2026	6,489	$11.82	2.29	$216
Options exercised	(347)	$8.65
As of March 31, 2026	6,141	$12.00	2.08	$160
Options vested and exercisable as of March 31, 2026	6,141	$12.00	2.08	$160
Restricted Stock Units
The following table summarizes the activity related to the Company’s restricted stock units (“RSUs”) for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2026	15,959	$41.72
Granted	1,024	$37.70
Vested	(2,975)	$41.79
Forfeited	(1,014)	$40.85
Unvested and outstanding as of March 31, 2026	12,995	$41.45

Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2026

	(in millions)
Cost of revenue	$2	$2
Operations and support	3	3
Research and development	34	46
Sales and marketing	13	10
General and administrative	14	19
Total stock-based compensation expense	$66	$80

As of March 31, 2026, there was $378 million of unrecognized stock-based compensation expense related to unvested awards which are expected to vest and to be recognized over a weighted-average period of 1.31 years.

The amount of stock-based compensation expense capitalized related to the development of internal-use software was $11 million for each of the three months ended March 31, 2025 and 2026.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2023 Employee Stock Purchase Plan

The Company’s board of directors adopted, and the Company’s stockholders approved, the 2023 Employee Stock Purchase Plan (“the ESPP”), which became effective immediately prior to the effectiveness of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO.

As of March 31, 2026, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors, or its compensation committee under its delegation, as the administrator of the ESPP. Pursuant to the automatic increase feature of the ESPP, for the three months ended March 31, 2026, an additional 2,428,673 shares were reserved for issuance under the ESPP effective January 1, 2026.

13.	Income Taxes
The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.

The Company’s effective tax rates for each period presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company’s effective tax rate was 14.2% and 23.2% for the three months ended March 31, 2025 and 2026, respectively. The Company’s provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in U.S. states and foreign jurisdictions.

14.	Net Income per Share Attributable to Common Stockholders
The computation of basic and diluted net income per share attributable to common stockholders was as follows:

	Three Months Ended March 31,
	2025	2026

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$106	$144
Less: Accretion related to Series A redeemable convertible preferred stock	(2)	(2)
Net income attributable to common stockholders, basic	$104	$142
Add: Accretion related to Series A redeemable convertible preferred stock	—	2
Net income attributable to common stockholders, diluted	$104	$144

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	262,432	239,273
Weighted-average effect of dilutive securities:
Series A redeemable convertible preferred stock	—	5,833
Stock options	5,433	4,446
Restricted stock units	9,289	4,044
Unvested restricted non-voting common stock	39	—
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	277,193	253,597

Net income per share attributable to common stockholders:
Basic	$0.40	$0.59
Diluted	$0.37	$0.57

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following potentially dilutive outstanding securities were excluded from the computation of diluted income per share attributable to common stockholders because their effect was not dilutive:

	Three Months Ended March 31,
	2025	2026

	(in thousands)
Series A redeemable convertible preferred stock (1)	5,833	—
Stock options	384	384
Restricted stock units	258	7,136
Unvested restricted non-voting common stock	—	—
Total	6,475	7,520
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
The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	Three Months Ended March 31,
	2025	2026

	(in thousands)
Restricted stock units	1,055	168
Total	1,055	168

15.	Segment Information
The Company has one operating and reportable segment. A description of how the Company derives revenues can be found in Note 2 — Significant Accounting Policies of the audited consolidated financial statements for the year ended December 31, 2025, which can be found in the Company’s Annual Report on Form 10-K. The Company’s chief executive officer is the Company’s CODM, who reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net income as the sole measure of segment profit or loss to make key operating decisions such as the allocation of the budget and monitoring budget versus actual results. The CODM does not evaluate operating segments using asset information.
Significant expenses within net income include cost of revenue, operations and support, research and development, sales and marketing, general and administrative, which are each separately presented on the Company’s condensed consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income. Refer to Note 12 — Stockholders’ Equity for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, other income (expense), net, and income before provision for income taxes on the condensed consolidated statements of operations.

Geographic information is included in Note 3 — Revenue and Note 6 — Property and Equipment, Net.

16.	Subsequent Events
In May 2026, the Company entered into a revolving credit agreement with certain lenders which provides for a $500 million unsecured revolving credit facility maturing in April 2031. As of the date of this filing, no amounts had been drawn under the credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains forward-looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections, including the “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
	2025	2026	% Change

	(in millions, except percentages)
GTV	$9,122	$10,288	13%
Orders	83.2	91.2	10%
Revenue	$897	$1,019	14%
Gross profit	$671	$738	10%
Gross margin	75%	72%
Gross profit as a percent of GTV	7.4%	7.2%
Net income	$106	$144	36%
Net income as a percent of revenue	12%	14%
Net income as a percent of GTV	1.2%	1.4%
Adjusted EBITDA (1)	$244	$300	23%
Adjusted EBITDA margin (1)	27%	29%
Adjusted EBITDA as a percent of GTV (1)	2.7%	2.9%
Net cash provided by operating activities	$298	$268	(10)%
Free cash flow (1)	$280	$253	(10)%
___________
(1) Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, Adjusted EBITDA margin, and free cash flow are non-GAAP financial measures. For more information regarding our use of these measures and reconciliation to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “—Non-GAAP Financial Measures.”

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

In the first quarter of 2026, orders increased to 91.2 million, or 10% growth, compared to the same period of 2025, driven primarily by new customers and increased engagement of existing customers.

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

In the first quarter of 2026, GTV increased to $10,288 million, or 13% growth, compared to the same period of 2025, primarily driven by the increase in orders and higher average order value.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, and gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In the first quarter of 2026, gross profit increased to $738 million, or 10% growth, compared to the same period of 2025, primarily driven by the increase in total revenue. Gross margin decreased by 2% to 72% in the first quarter of 2026, compared to the same period of 2025, primarily due to cost of revenue growing faster than revenue.

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

In the first quarter of 2026, Adjusted EBITDA increased to $300 million, or 23% growth, compared to the same period of 2025, primarily driven by a combination of strong GTV growth and operating leverage. Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment, including capitalized internal-use software.

In the first quarter of 2026, free cash flow decreased to $253 million, or 10%, compared to the same period of 2025, primarily due to the collection of a large accounts receivable balance in the first quarter of 2025 from a retailer and the payment of $60 million in regulatory settlements in January 2026.

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
Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2026

	(in millions)
Revenue	$897	$1,019
Cost of revenue (1)(2)	226	281
Gross profit	671	738
Operating expenses:
Operations and support (1)(2)	75	74
Research and development (1)(2)	144	164
Sales and marketing (1)(2)	216	230
General and administrative (1)(2)	126	88
Total operating expenses	561	556
Income from operations	110	182
Interest income	14	6
Income before provision for income taxes	124	188
Provision for income taxes	18	44
Net income	$106	$144
___________
(1) Amounts include depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2025	2026

	(in millions)
Cost of revenue	$14	$24
Operations and support	—	1
Research and development	2	2
Sales and marketing	2	2
General and administrative	1	1
Total depreciation and amortization expense	$19	$30

(2) Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2026

	(in millions)
Cost of revenue	$2	$2
Operations and support	3	3
Research and development	34	46
Sales and marketing	13	10
General and administrative	14	19
Total stock-based compensation expense	$66	$80

The following table summarizes the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue.

	Three Months Ended March 31,
	2025	2026

	(as a percent of revenue)
Revenue	100%	100%
Cost of revenue	25	28
Gross profit	75	72
Operating expenses:
Operations and support	8	7
Research and development	16	16
Sales and marketing	24	23
General and administrative	14	9
Total operating expenses	63	55
Income from operations	12	18
Interest income	2	1
Income before provision for income taxes	14	18
Provision for income taxes	2	4
Net income	12%	14%

Comparison of the Three Months Ended March 31, 2025 and 2026

Revenue

	Three Months Ended March 31,
	2025	2026	$ Change	% Change

	(in millions)
Transaction	$650	$733	$82	13%
Advertising and other	247	286	40	16%
Total revenue	$897	$1,019	$122	14%

The increase in transaction revenue during the first quarter of 2026, compared to the same period of 2025, was primarily driven by growth in GTV, which grew 13%, and increased fulfillment efficiencies, partially offset by lower payment revenue.

The increase in advertising and other revenue during the first quarter of 2026, compared to the same period of 2025, was primarily driven by interrelated factors including an increase in advertising volume, activity on our platform, and strength from emerging and mid-size brand partners. Advertising and other investment rate increased by 8 basis points to 2.8% during the first quarter of 2026, compared to the same period of 2025, as advertising and other revenue grew faster than GTV.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2025	2026	$ Change	% Change

	(in millions, except percentages)
Cost of revenue	$226	$281	$55	24%
Gross profit	$671	$738	$66	10%
Gross margin	75%	72%

The increase in cost of revenue during the first quarter of 2026, compared to the same period of 2025, was primarily due to an increase of $16 million in credit card processing fees, an increase of $12 million in payments to publishers, and an increase of $10 million in depreciation and amortization expense, primarily related to capitalized internal-use software.

The increase in gross profit during the first quarter of 2026, compared to the same period of 2025, was primarily driven by the increase in total revenue due to the factors described above. The decrease in gross margin during the first quarter of 2026, compared to the same period of 2025, was primarily due to cost of revenue growing faster than revenue.
Operations and Support Expense

	Three Months Ended March 31,
	2025	2026	$ Change	% Change

	(in millions, except percentages)
Operations and support	$75	$74	$(1)	(1)%
Percent of revenue	8%	7%

The decrease in operations and support expense during the first quarter of 2026, compared to the same period in 2025, was immaterial.
Research and Development Expense

	Three Months Ended March 31,
	2025	2026	$ Change	% Change

	(in millions, except percentages)
Research and development	$144	$164	$20	14%
Percent of revenue	16%	16%

The increase in research and development expense during the first quarter of 2026, compared to the same period in 2025, was primarily due to a net increase of $13 million in total compensation costs.

Sales and Marketing Expense

	Three Months Ended March 31,
	2025	2026	$ Change	% Change

	(in millions, except percentages)
Sales and marketing	$216	$230	$14	6%
Percent of revenue	24%	23%

The increase in sales and marketing expense during the first quarter of 2026, compared to the same period in 2025, was primarily due to an increase of $10 million in marketing costs, primarily from increased paid marketing.
General and Administrative Expense

	Three Months Ended March 31,
	2025	2026	$ Change	% Change

	(in millions, except percentages)
General and administrative	$126	$88	$(38)	(30)%
Percent of revenue	14%	9%

The decrease in general and administrative expense during the first quarter of 2026, compared to the same period of 2025, was primarily due to a decrease of $46 million in accruals for legal matters and sales and indirect taxes.
Interest Income

	Three Months Ended March 31,
	2025	2026	$ Change	% Change

	(in millions)
Interest income	$14	$6	$(8)	(58)%

The decrease in interest income during the first quarter of 2026, compared to the same period of 2025, was primarily due to lower interest rates and a reduction in the average balance of our cash, cash equivalents, and marketable securities.
Provision for Income Taxes

	Three Months Ended March 31,
	2025	2026	$ Change	% Change

	(in millions)
Provision for income taxes	$18	$44	$26	148%

The increase in the provision for income taxes during the first quarter of 2026, compared to the same period of 2025, was due to the tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in U.S. states and foreign jurisdictions.
Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures, as described below, to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

We use Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, Adjusted EBITDA margin, adjusted cost of revenue, adjusted cost of revenue as a percent of GTV, adjusted operations and support expense, adjusted operations and support expense as a percent of GTV, adjusted research and development expense, adjusted research and development expense as a percent of GTV, adjusted sales and marketing expense, adjusted sales and marketing expense as a percent of GTV, adjusted general and administrative expense, adjusted general and administrative expense as a percent of GTV, adjusted total operating expenses, adjusted total operating expenses as a percent of GTV, and free cash flow (collectively “Non-GAAP Measures”) in conjunction with GAAP measures to assess performance, to inform the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to discuss our business and financial performance with our board of directors. We believe that these Non-GAAP Measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these Non-GAAP Measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these Non-GAAP Measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended March 31,
	2025	2026

	(in millions, except percentages)
Net income	$106	$144
Add (deduct):
Provision for income taxes	18	44
Interest income	(14)	(6)
Depreciation and amortization expense	19	30
Stock-based compensation expense	66	80
Payroll taxes related to stock-based compensation (1)	10	7
Certain legal and regulatory accruals and settlements, net (2)	40	1
Reserves for sales and other indirect taxes, net (3)	(1)	—
Acquisition-related expenses	—	1
Adjusted EBITDA	$244	$300
GTV	$9,122	$10,288
Net income as a percent of GTV	1.2%	1.4%
Adjusted EBITDA as a percent of GTV	2.7%	2.9%
Revenue	$897	$1,019
Net income as a percent of revenue	12%	14%
Adjusted EBITDA margin	27%	29%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(2) Represents certain legal, regulatory, and policy expenses, including those related to worker classification, as well as non-recurring intellectual property matters and regulatory settlements.
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

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Three Months Ended March 31,
	2025	2026

	(in millions, except percentages)
Cost of revenue	$226	$281
Adjusted to exclude the following:
Depreciation and amortization expense	(14)	(24)
Stock-based compensation expense	(2)	(2)
Adjusted cost of revenue	$210	$255
Cost of revenue as a percent of GTV	2.5%	2.7%
Adjusted cost of revenue as a percent of GTV	2.3%	2.5%

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

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Three Months Ended March 31,
	2025	2026

	(in millions, except percentages)
Operations and support expense	$75	$74
Adjusted to exclude the following:
Depreciation and amortization expense	—	(1)
Stock-based compensation expense	(3)	(3)
Payroll taxes related to stock-based compensation (1)	(1)	—
Adjusted operations and support expense	$71	$70
Operations and support expense as a percent of GTV	0.8%	0.7%
Adjusted operations and support expense as a percent of GTV	0.8%	0.7%
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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended March 31,
	2025	2026

	(in millions, except percentages)
Research and development expense	$144	$164
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)
Stock-based compensation expense	(34)	(46)
Payroll taxes related to stock-based compensation (1)	(6)	(4)
Adjusted research and development expense	$102	$111
Research and development expense as a percent of GTV	1.6%	1.6%
Adjusted research and development expense as a percent of GTV	1.1%	1.1%
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

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended March 31,
	2025	2026

	(in millions, except percentages)
Sales and marketing expense	$216	$230
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)
Stock-based compensation expense	(13)	(10)
Payroll taxes related to stock-based compensation (1)	(1)	(1)
Adjusted sales and marketing expense	$200	$217
Sales and marketing expense as a percent of GTV	2.4%	2.2%
Adjusted sales and marketing expense as a percent of GTV	2.2%	2.1%
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

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended March 31,
	2025	2026

	(in millions, except percentages)
General and administrative expense	$126	$88
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)
Stock-based compensation expense	(14)	(19)
Payroll taxes related to stock-based compensation (1)	(2)	(1)
Certain legal and regulatory accruals and settlements, net (2)	(40)	(1)
Reserves for sales and other indirect taxes, net (3)	1	—
Acquisition-related expenses	—	(1)
Adjusted general and administrative expense	$70	$65
General and administrative expense as a percent of GTV	1.4%	0.9%
Adjusted general and administrative expense as a percent of GTV	0.8%	0.6%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(2) Represents certain legal, regulatory, and policy expenses, including those related to worker classification, as well as non-recurring intellectual property matters and regulatory settlements.
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

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Three Months Ended March 31,
	2025	2026

	(in millions, except percentages)
Total operating expenses	$561	$556
Adjusted to exclude the following:
Depreciation and amortization expense	(5)	(6)
Stock-based compensation expense	(64)	(78)
Payroll taxes related to stock-based compensation (1)	(10)	(6)
Certain legal and regulatory accruals and settlements, net (2)	(40)	(1)
Reserves for sales and other indirect taxes, net (3)	1	—
Acquisition-related expenses	—	(1)
Adjusted total operating expenses	$443	$463
Total operating expenses as a percent of GTV	6.1%	5.4%
Adjusted total operating expenses as a percent of GTV	4.9%	4.5%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(2) Represents certain legal, regulatory, and policy expenses, including those related to worker classification, as well as non-recurring intellectual property matters and regulatory settlements.
(3) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment, including capitalized internal-use software.

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
	2025	2026

	(in millions)
Net cash provided by operating activities	$298	$268
Purchases of property and equipment, including capitalized internal-use-software	(18)	(16)
Free cash flow	$280	$253

Liquidity and Capital Resources

We finance our operations primarily through fees received from retailers, customers, and brands. As of March 31, 2026, we had cash and cash equivalents of $631 million and marketable securities of $122 million, which were primarily held for working capital purposes.

Although we have generated profit in recent periods, including net income of $144 million for the three months ended March 31, 2026, we have historically experienced significant net losses as reflected in our accumulated deficit of $4.7 billion as of March 31, 2026. While we generated positive cash flows from operating activities for the years ended December 31, 2024 and 2025 and for the three months ended March 31, 2026, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

In May 2026, we entered into a revolving credit agreement with certain lenders which provides for a $500 million unsecured revolving credit facility maturing on April 2031. As of the date of this filing, no amounts had been drawn under the credit facility.

Share Repurchases

In June 2024, our board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million, $1 billion, and $2.5 billion in November 2024, May 2025, and November 2025, respectively. In April 2026, our board of directors authorized an increase of $1.0 billion to the share repurchase program, bringing the total authorization under the program to $3.5 billion.

For the three months ended March 31, 2026, we repurchased and immediately retired 9 million shares of our common stock for an aggregate purchase price of $402 million, including broker commissions, fees, and excise taxes, under this share repurchase program, which included shares repurchased under the ASR Agreement as described below.

On November 10, 2025, we entered into the ASR Agreement with a third-party financial institution to repurchase $250 million of our common stock. Pursuant to the terms of the ASR Agreement, we paid $250 million to the financial institution and received and immediately retired an initial delivery of 5.4 million shares of common stock on November 12, 2025, representing 80% of the value of the $250 million payment. Repurchases under the ASR Agreement were completed in January 2026, and we received and immediately retired an additional 0.6 million shares. Refer to Note 12 — Stockholders’ Equity for further discussion.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2026

	(in millions)
Net cash provided by operating activities	$298	$268
Net cash provided by (used in) investing activities	1	(8)
Net cash used in financing activities	(46)	(328)

Cash Flows from Operating Activities

For the three months ended March 31, 2026, net cash provided by operating activities was $268 million, which consisted of net income of $144 million, adjustments for certain non-cash items of $159 million, partially offset by net cash outflows from changes in operating assets and liabilities of $35 million. Adjustments for certain non-cash items were primarily driven by stock-based compensation expense of $80 million and a decrease in deferred income taxes of $38 million. The year-over-year decrease in cash provided by operating activities was primarily driven by fluctuations in working capital from general business impacts including (i) the timing of customer, vendor, and other third-party payments and accruals including legal and regulatory matters and sales and indirect taxes; (ii) the timing of spend and usage of software subscriptions for hosting arrangements; and (iii) the overall growth of our business. Regulatory settlements of $60 million, previously accrued as of December 31, 2025, were paid with cash on hand in January 2026 and is reflected in the operating asset and liability changes noted above.

For the three months ended March 31, 2025, net cash provided by operating activities was $298 million, which consisted of net income of $106 million, adjusted for certain non-cash items of $96 million, primarily driven by stock-based compensation expense of $66 million and by net cash inflows from changes in operating assets and liabilities of $96 million. The year-over-year increase in net changes in operating assets and liabilities, which impacted cash provided by operating activities, from a net cash inflow of $105 million to $298 million was primarily driven by fluctuations in working capital from general business impacts such as the timing of customer collections primarily due to the collection of a large accounts receivable balance from a retailer; the timing of customer, vendor, and other third-party payments and accruals; and the overall growth of our business.

Cash Flows from Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $8 million, comprised primarily of purchases of property and equipment, including capitalized internal-use software, of $16 million and purchases of marketable securities of $4 million, partially offset by maturities of marketable securities of $12 million.

For the three months ended March 31, 2025, net cash provided by investing activities was $1 million, comprised primarily of maturities of marketable securities of $81 million, partially offset by purchases of marketable securities of $62 million and purchases of property and equipment, including capitalized internal-use software, of $18 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was $328 million, comprised primarily of repurchases of common stock of $359 million and taxes paid related to net share settlement of equity awards of $4 million, partially offset by changes in advances from a payment card issuer of $31 million and proceeds from the exercise of stock options of $3 million.

For the three months ended March 31, 2025, net cash used in financing activities was $46 million, comprised primarily of repurchases of common stock of $89 million and taxes paid related to net share settlement of equity awards of $8 million, partially offset by changes in advances from a payment card issuer of $47 million and proceeds from the exercise of stock options of $4 million.

Contractual Obligations and Commitments
As of March 31, 2026, there have been no material changes from the contractual obligations and commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements
See Note 2 — Significant Accounting Policies in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Interest Rate Risk

As of March 31, 2026, we had cash and cash equivalents of $631 million and marketable securities of $122 million invested in a variety of securities, including money market funds, U.S. government and government agency debt securities, and corporate debt securities. In addition, we had $128 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See discussion under the caption “Legal Matters” in Note 10 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding legal proceedings that constitute material contingencies for financial reporting purposes that could have a material adverse effect on our consolidated financial position, liquidity, or results of operations if they were resolved in a manner that is adverse to us.

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
•Artificial intelligence and machine learning technologies, including our use of such technologies and use of such technologies by our competitors, could result in reputational harm, competitive harm, or legal liability, and could adversely affect our results of operations.
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
Our limited history and experience operating our current business may also negatively impact our ability to plan strategic investments and initiatives to further expand our business and offerings, including to support our retail partners, customers, brand partners, and shoppers, certain of which may require significant capital expenditures and future operating expenses that may be difficult to forecast. In addition, existing and future operational and strategic initiatives may have lengthy return on investment time horizons, such as brand marketing campaigns, new marketing, merchandising and consumer awareness strategies, Connected Stores, AI Solutions, and international expansion. As a result, we will not be able to adequately assess the benefits of such initiatives until we have made substantial investments of time and capital, resulting in high opportunity costs. The online grocery industry and competitive landscape also continue to evolve, which will require us to address shifting competitive pressures and further stresses our ability to plan for operational and strategic initiatives and forecast our future results of operations. We are also devoting significant resources to retain, manage, and train employees in information technology infrastructure, financial and accounting systems and controls, sales and marketing and engineering capabilities, operations and support infrastructure, as well as employees in geographically dispersed locations to service new and existing customers. We may not successfully accomplish any of these objectives in a timely manner or at all.
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
With respect to Instacart Enterprise platform, our current and potential competitors include, but are not limited to: (i) companies that are focused on the online grocery enterprise services industry, as well as larger enterprise software companies that have products and services that provide retailers with some of the benefits we offer through Instacart Enterprise platform, (ii) micro-fulfillment or automated warehouse providers that support grocery retailers’ owned and operated offerings, such as Ocado, and (iii) existing and potential retailers on Instacart who develop or may in the future develop their own enterprise ecommerce system. In addition, our competitors include companies that provide point solutions for individual components of Instacart’s ecommerce offering such as picking technology, retail media network solutions, and AI-powered grocery tools. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including retailers. While there may be costs to switch between enterprise products, retailers may shift to the platform that offers the lowest service fee for their products and provides the highest volume of orders, or build their own. Our Instacart Enterprise platform also includes in-store technology offerings, including Caper Carts, FoodStorm, Carrot Tags, and other in-store applications, which face competition from other retailer technology solution providers, such as Amazon and Hanshow.
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
Operating our business and platform involves the collection, use, storage, transmission, and other processing of sensitive, proprietary, and confidential information, including personal information of customers, shoppers, and personnel, our proprietary and confidential information, and the confidential information of partners including retailers and brands. Security incidents compromising the confidentiality, integrity, or availability of this information or our IT systems or data (or those of third parties upon which we rely or otherwise engage with), or disrupting our ability (or that of third parties with whom we work) to provide our offerings, products, and/or services, could materially impact our business and results of operations. We face evolving cybersecurity threats and threat actors including but not limited to state-sponsored and advanced persistent threat actors, malicious code and malware (such as viruses, worms and ransomware), social engineering (including deep fakes, which may be increasingly difficult to identify as fake, phishing, and vishing), denial-of-service attacks, credential harvesting, credential stuffing, supply-chain attacks, server malfunctions, software or hardware failures, security bugs, vulnerabilities or misconfigurations in the software or systems on which we rely, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fires, floods, and other similar threats. In addition, malfeasance, error, theft, or misuse by our own personnel or the personnel of our strategic partners, our collaborators, or the third-party service providers with which we engage, of our intellectual property, financial data, or employee, retailer, customer, brand, or shopper data, could adversely affect our business and results of operations, particularly if such information is provided to or accessed by a competitor.
We rely on a number of third parties to operate our critical business systems and to process confidential and personal information, such as the payment processors that process customer credit card payments, cloud service providers, and employee and customer service centers, including those located in other countries. Our ability to require, monitor, and enforce these third parties’ information security practices is limited. Because third parties provide operational support to our business and process confidential and personal information on our behalf, we could experience materially adverse consequences as a result of cyberattacks or incidents experienced by those third parties. Third-party and supply chain attacks have increased in frequency and severity and we cannot guarantee that the security of our service providers or any of their partners has not been materially compromised. We also cannot be certain that our contracts with these third parties will allow us to obtain indemnification or recovery from them for data security-related liability that they cause us to incur.
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
While we have implemented security measures designed to protect against security incidents, we and our third-party providers cannot anticipate, or implement adequate preventative measures to address all cybercrime and hacking techniques (including the use of AI) used by threat actors, including those that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. Any or all of the following could independently or in the aggregate cause a material adverse impact to our business, financial condition, and results of operations: loss of customer confidence in the security of Instacart and damage to our brand, reduced demand for our offerings, serious disruption of normal business operations, material diversion of resources to investigate and remediate incidents, exposure to legal liability, including through litigation (such as class actions), regulatory enforcement, and indemnity obligations. Further, applicable privacy, data security, and data protection obligations require us to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators, and investors, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences, including potential statutory damages. We have expended and may in the future expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. These risks are expected to increase as we continue to grow and process, store, and transmit increasingly large amounts of data, including across different jurisdictions. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy, data security, and data protection obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy, data security, and data protection practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
Artificial intelligence and machine learning technologies, including our use of such technologies and use of such technologies by our competitors, could result in reputational harm, competitive harm, or legal liability, and could adversely affect our results of operations.
We have incorporated and may continue to incorporate additional AI (including machine learning) technologies into our platform, offerings, services, and features, including those based on large language models, and these applications have become more important to our operations and to our future growth over time. For example, we recently launched AI Solutions, a new collection of enterprise offerings that bring AI-powered capabilities to our retail partners. We intend to rely on AI to help drive future growth in our business and reduce costs, but there can be no assurance that we will realize the desired or anticipated benefits from, adoption of, or reactions to AI Solutions or other AI technologies that we may use, integrate, or rely upon. We may also fail to properly implement or market AI Solutions or other AI offerings. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AI or other uses or reliance upon AI tools in our business may expose us to lawsuits, regulatory investigations, and penalties, as well as subject us to legal liability and brand and reputational harm. For example, if the content, analyses, or recommendations that AI offerings or AI tools assist in producing are or are alleged to be deficient, inaccurate, misleading, unfair, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. Third-party AI technologies, including agent-based applications capable of performing online tasks on behalf of users, may change how consumers interact with our offerings, including our advertising offerings, or may divert consumers from engaging with our offerings altogether. Failure to adapt our offerings to such technologies may in the future impact our financial performance and results of operations. Additionally, although we have invested in AI tools for internal use, there can be no assurances that we will successfully develop and employ such tools, or that our personnel will effectively adopt and leverage such tools, to improve productivity and operational efficiencies.
A number of foreign, federal, state, and local regulators have adopted, or are in the process of adopting, comprehensive legal frameworks governing AI, machine learning, and automated decision-making systems. Additionally, certain privacy laws extend rights to consumers, such as the right to delete certain personal data and regulate automated decision making. These and any future laws and regulations may increase compliance costs and complexity and impact our ability to utilize AI or develop or deploy AI offerings, which could adversely affect our business, financial performance, and results of operations. Any failure or perceived failure by us to comply with such requirements may subject us to lawsuits or regulatory investigations, negatively impact our brand and reputation, result in fines and/or orders to disgorge data from AI offerings or AI tools, and have an adverse impact on our business. Our use of AI tools may also create additional confidentiality, security, and related risks. For instance, sensitive information (including confidential, competitive, proprietary, or personal data) that we input into or is otherwise accessible by a third-party AI tool could be leaked or disclosed to others, including if sensitive information is used to train a third party’s AI model. Additionally, the use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm.
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
Customers and shoppers rely on our and our partners’ support personnel and technologies to resolve issues and realize the full benefits that Instacart provides. High-quality support to both customers and shoppers is also important for the expansion of Instacart’s use by our existing customers. The importance of our support function will increase as we expand our business and pursue new customers. We rely in part on support personnel and contractors in countries outside of the United States, and government actions in those countries such as curfews have in the past and could in the future slow down our systems and ability to timely respond to customer and shopper issues. We also rely in part on support technologies, including self-service and AI tools. Those technologies have in the past and may in the future fail to perform as expected or fail to adequately address support issues resulting in customer and shopper dissatisfaction. If we do not help customers and shoppers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our revenue from existing and new customers could suffer, as well as our reputation with existing or potential customers.
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
We are not able to control or predict the actions of retailers, customers, brands, shoppers, and other third parties, either during their use of Instacart or otherwise, and we may be unable to protect or provide a safe environment for constituents on Instacart as a result of criminal, violent, inappropriate, or dangerous actions by any such parties. Such actions have historically resulted, and may in the future result, in injuries, property damage, or loss of life for retailers, customers, brands, shoppers, and other third parties, as applicable, or business interruption, brand and reputational damage, or significant liabilities for us. Certain events, including incidents of criminal behavior, episodes of civil unrest, or the imposition of curfews, may impact retailers, which in turn may impact the ability of shoppers to provide services to customers through Instacart. With respect to shoppers, although we administer certain qualification processes for shoppers on Instacart, including one or more general identification, criminal background, department of motor vehicle, and/or motor vehicle record checks on shoppers through third-party service providers prior to engagement, these qualification processes and background checks may not expose all potentially relevant information and are limited in certain jurisdictions according to national and local laws and availability of records. Moreover, our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility. We have in the past received, and we expect to continue to receive, complaints from retailers, customers, shoppers, and other third parties, as well as actual or threatened legal action against us related to shopper, customer, retailer, and other third-party conduct. Public reporting or disclosure of reported safety information, including information about safety incidents reportedly occurring on or related to Instacart, whether generated by us or third parties, such as media or regulators, may adversely impact our business and financial results.
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
We may grow our number of employees in order to meet our business plans or comply with regulatory changes. Our organizational structure will continue to evolve as we add additional retailers, customers, brands, shoppers, employees, offerings, and technologies, improve upon our product infrastructure, and as we continue to expand further domestically and internationally. Properly managing our growth will require us to continue to retain or hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in retaining, hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining or increasing the productivity of our existing employees and staff, our business may be harmed. Additionally, certain units of employees may decide to unionize, in which case, we would be legally compelled to enter into good faith negotiations with the union representative over a collective bargaining agreement. Such negotiations or collective bargaining agreements may negatively impact our financial performance or results of operations. Furthermore, any workforce restructuring may result in increased attrition beyond our intended reduction, reduce employee morale, and may negatively impact employee recruiting and retention as well as our operations, our ability to grow our business, and our financial results. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. If we are unable to expand our operations, appropriately manage our headcount and retain and increase the productivity of our existing employees, or attract sufficient shoppers in an efficient manner, or if our operational technology is insufficient to reliably service customers, customer satisfaction will be adversely affected, and this may cause customers to switch to our competitors’ platforms, which would adversely affect our business, financial condition, and results of operations.
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
Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, consumer demands, and competitive pressures. In some circumstances, we may choose to expand our services and grow our business through the acquisition of complementary businesses and technologies rather than through internal development. For example, in April 2025, we acquired Marlin9 Holdings, Inc., which operates as Wynshop, a provider of ecommerce retail solutions for grocers and retailers. We have also entered in the past, and will continue to seek in the future, strategic partnerships, collaborations, commercial arrangements, or alliances with third parties, which we refer to collectively as collaborations. The identification of suitable acquisition candidates or collaborators can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions or collaborations, including as a result of regulatory inquiries or actions by antitrust authorities. In particular, our proposed or completed acquisitions or collaborations may be subject to investigations or enforcement actions by antitrust regulatory bodies in the countries in which we operate, such as the Department of Justice and the Federal Trade Commission (“FTC”), which have recently increased their scrutiny of merger or collaboration activity, particularly in the technology sector. In addition, once we have completed an acquisition, we may not be able to successfully integrate the acquired business.
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
Our revolving credit facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
In May 2026, we entered into a credit agreement for a revolving credit facility providing the ability to borrow an aggregate principal amount of up to $500 million. The terms of our revolving credit facility include a number of covenants that limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, make certain investments and loans, or engage in certain transactions with affiliates. The terms of our revolving credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.
A failure by us to comply with the covenants or payment requirements specified in the credit agreement could result in an event of default under the credit agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. Upon such an event, even if we were able to obtain new financing or negotiate an amendment, waiver, or consent under the credit agreement, it may contain additional restrictions or not be on commercially reasonable terms or on terms that are acceptable to us.

Risks Related to Our Legal and Regulatory Environment
Our business is subject to various laws and regulations, which may change or increase over time and subject us to increased compliance costs and liabilities.
Our business is subject to complex and changing laws, rules, and regulations in the United States and other jurisdictions in which we operate, including, without limitation, those governing internet usage and access, text messaging, ecommerce, hardware devices, electronic payments, privacy, data security, data protection, data retention, AI, machine learning, automated decision-making, health information privacy and security, intellectual property, pay and fee transparency, pricing on our platform, consumer protection, marketing and advertising (including terms and conditions and disclosure), subscriptions and memberships, gift cards, consumer safety, bodily injury, property damage, food and product safety, product labeling and traceability, import and export, commerce and contracts, competition, zoning and permitting, sustainability, environmental, tax, insurance, transactions involving our securities, weights and measures, alcohol and other age-restricted products, labor and employment, anti-discrimination, collective bargaining, background checks, worker classification, and shopper rights and compensation (including minimum earnings, onboarding, deactivation, and safety).
Some of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. New laws and regulations have been and may continue to be adopted, implemented, or interpreted to apply to us, and existing laws and regulations that we currently comply with and operate under may be interpreted differently in the future, including as a result of changes to our business and international expansion. Additionally, the scope and interpretation of these laws and regulations, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. law and the laws of other jurisdictions, between U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. Some of these laws and regulations will, or may in the future, require us to change our business and operations, pricing, or fee disclosures, which may be costly and harm our customer retention and engagement as well as our results of operations. Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and in particular, companies in the “gig economy” that rely on the services of independent contractors.
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
We have been, are currently, and may continue to be, subject to litigation, arbitration, audits, civil and criminal investigations, disputes, and other legal or regulatory proceedings as a result of our failure or perceived failure, or the failure of activities of our customers or partners on our platform, to comply with existing or future laws, rules, and regulations. Such matters have in the past and may in the future result in fines, monetary damages, civil or criminal liability, forfeiture of significant assets, mandatory injunctions, or consent orders that change or restrict how we operate or require cessation of operations. In addition, certain legal proceedings, governmental investigations, or regulatory actions brought against us or involving our partners, whether or not ultimately resolved in our favor, could cause significant harm to our reputation, erode customer, partner, and investor confidence, and adversely affect public perception of our business, which could, in turn, adversely affect the growth of our business and our financial condition and results of operations. Any costs incurred to prevent or mitigate this potential liability may adversely affect our business, financial condition, and results of operations.
Adverse litigation judgments or settlements resulting from legal proceedings in which we are or may be involved could expose us to monetary damages or reputational harm or limit our ability to operate our business.
We have in the past been, are currently, and may in the future become, involved in claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings relating to various matters, including internet usage and access, text messaging, ecommerce, hardware devices, electronic payments, privacy, data security, data protection, data retention, AI, machine learning, automated decision-making, health information privacy and security, intellectual property, pay and fee transparency, pricing on our platform, consumer protection, marketing and advertising (including terms and conditions and disclosure), subscriptions and memberships, gift cards, consumer safety, bodily injury, property damage, food and product safety, product labeling and traceability, import and export, commerce and contracts, competition, zoning and permitting, sustainability, environmental, tax, insurance, transactions involving our securities, weights and measures, alcohol and other age-restricted products, labor and employment, anti-discrimination, collective bargaining, background checks, worker classification, and shopper rights and compensation (including minimum earnings, onboarding, deactivation, and safety). Any such litigation, arbitration, investigations, and other legal and regulatory proceedings have in the past and may in the future result in fines, monetary damages, civil or criminal liability, forfeiture of significant assets, mandatory injunctions, or consent orders that change or restrict how we operate or require cessation of operations, all of which could have an adverse effect on our business, financial condition, and results of operations. In addition, certain legal proceedings, governmental investigations, or regulatory actions brought against us, whether or not ultimately resolved in our favor, have in the past resulted and may in the future result in significant harm to our reputation, erosion of customer, partner, and investor confidence, and negative public perception of our business, which could, in turn, adversely affect the growth of our business and our financial condition and results of operations. For example, we have received and may continue to receive inquiries from various agencies regarding pricing on our platform. See the information under the caption “Legal Matters” in Note 10 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
The results of any such litigation, arbitration, investigations, and other legal and regulatory proceedings are inherently unpredictable and expensive. The frequency of such claims could increase in proportion to the number of retailers, customers, brands, and shoppers that use Instacart. Any claims against us, whether meritorious or not, could be costly and harmful to our reputation, and could require significant amounts of management time and corporate resources. We have in the past entered and may in the future enter into settlement agreements to resolve such claims. For example, in December 2025, we entered into a consent order to conclude the FTC’s investigation relating to certain of our marketing and Instacart+ membership program practices. The consent order does not include any admission of liability and required us to pay $60 million to the FTC, which we paid in January 2026.
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
We are subject to rapidly changing and increasingly stringent laws, regulations, industry standards, contractual obligations, policies and other obligations relating to privacy, data security, data protection, artificial intelligence, machine learning, and automated decision-making. The obligations, restrictions, and costs imposed by these laws, or our actual or perceived failure to comply with them, could subject us to adverse business consequences and other liabilities that adversely affect our business, operations, and financial performance.
As part of our normal business activities, we collect, use, store, share, transmit, and otherwise process sensitive, proprietary, and confidential information, including personal information of retailers, customers, brands, shoppers, employees, and others. We are subject to a variety of federal, state, local, and foreign privacy, data security, data protection, AI, machine learning, and automated decision-making laws, regulations, regulatory guidance, industry standards, contractual obligations, and codes of conduct, many of which have become increasingly stringent in recent years and are complex, constantly evolving, impose heavy compliance burdens, and may have conflicting requirements. New laws and regulations that apply to our business are being introduced at every level of government in the United States, as well as internationally, which could further restrict certain uses of the personal information of retailers, customers, brands, shoppers, employees, and others.
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
The United States, Europe, the United Kingdom, and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. We are subject to the U.S. Department of Justice’s rule restricting certain transfers of sensitive personal data to designated countries of concern, which may increase compliance obligations and expose us to civil and criminal fines and penalties. The EEA and the United Kingdom have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws they believe are inadequate. Other jurisdictions have in the past and may continue to adopt similarly stringent data localization and cross-

border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA’s and UK’s standard contractual clauses, certain of these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, injunctions against our processing or transferring personal data necessary to operate our business, the inability to transfer data and work with partners, vendors and other third parties, and our ability to expand our business to the EEA, United Kingdom, or other countries with similar cross-border data transfer restrictions may be limited. Additionally, companies that transfer personal data out of the EEA and United Kingdom to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our apps or that we can effectively roll out updates to our app. Additionally, in order to deliver high-

quality apps, we need to ensure that Instacart is designed to work effectively with a range of mobile technologies, systems, networks, and standards. If retailers, customers, brands, or shoppers that utilize Instacart encounter any difficulty accessing or using our apps on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, we expect that our growth and engagement would be adversely affected.
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
Sales, directly or indirectly, of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore, may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.
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
We do not have any control over the content and opinions included in reports published by equity research analysts, and we cannot assure you that any equity research analysts will continue to adequately provide research coverage of our common stock. A lack of adequate research coverage at any time may harm the liquidity and trading price of our common stock. The trading price of our common stock could decline if one or more equity research analysts downgrade our stock or publish inaccurate or unfavorable commentary or research. If one or more equity research analysts cease coverage of our company, or fail to regularly publish reports on us, the demand for our common stock could decrease, which in turn could cause our trading price to decline and/or trading volumes to fluctuate.
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
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our capital stock will result in dilution to existing stockholders. Also, to the extent outstanding stock options to purchase our stock are exercised, RSUs settle, or our Series A Preferred Stock is converted, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses. Significant estimates and judgments involve: revenue recognition, including revenue-related reserves; legal and loss contingencies; and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock. Additionally, incorrect judgments may cause errors in our financial statements that could result in corrections to or restatements of our historical financial statements, cause delays in the preparation and filing of our periodic reports as well as failures to meet our reporting and other obligations as a public company, and lead to expenses that could adversely affect our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities for the three months ended March 31, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)		(in thousands)	(in millions)
January 1, 2026 to January 31, 2026 (3)	3,850	$49.67	3,850	$530
February 1, 2026 to February 28, 2026	1,917	$36.51	1,917	$460
March 1, 2026 to March 31, 2026	3,607	$38.12	3,607	$323
Total	9,375		9,375
___________
(1) In June 2024, our board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million, $1 billion, and $2.5 billion in November 2024, May 2025, and November 2025, respectively. In April 2026, our board of directors authorized an increase of $1.0 billion to the share repurchase program, bringing the total authorization under the program to $3.5 billion. The share repurchase program has no expiration date. In determining the authorization of each share repurchase program, including the amount authorized, our board of directors considered the trading price levels of our common stock, including relative to that of comparable companies, our cash position, and other relevant business, tax, and legal factors. Our board of directors also considered our profitability and positive operating cash flow in recent periods, which enable us to both engage in capital return and reinvest in our talent, technology, and long-term endeavors to drive more profitable growth and help our partners navigate the digital transformations of their businesses. As such, our board of directors believes that these factors will allow us to generate more value for our stockholders over the long term. For more information regarding the risks associated with our share repurchase program, see the section titled “Risk Factors—Risks Related to Ownership of Our Common Stock—We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.”

(2) Excludes costs associated with the repurchases and the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
(3) On November 10, 2025, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase $250 million of our common stock. In January 2026, repurchases under the ASR Agreement were completed, and we received and immediately retired an additional 0.6 million shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Maplebear Inc.	8-K	001-41805	3.1	9/22/2023
3.2	Certificate of Designation of Series A Convertible Preferred Stock.	8-K	001-41805	3.2	9/22/2023
3.3	Amended and Restated Bylaws of Maplebear Inc.	S-1/A	333-274213	3.4	9/11/2023
10.1	Revolving Credit Agreement among the Company, the lenders party thereto, the issuing banks party thereto, and Morgan Stanley Senior Funding, Inc., dated May 1, 2026.	8-K	001-41805	10.1	5/6/2026
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

MAPLEBEAR INC.

Date:	May 7, 2026	By:	/s/ Chris Rogers
Chris Rogers
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Emily Reuter
Emily Reuter
Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2026	By:	/s/ Lisa Blackwood-Kapral
Lisa Blackwood-Kapral
Chief Accounting Officer
(Principal Accounting Officer)