Form 10-Q
period 2026-06-30
Maplebear Inc.
filed 2026-08-07
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 231,500,067 shares of common stock, par value $0.0001 per share, as of July 31, 2026.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	As of December 31,	As of June 30,
	2025	2026
ASSETS
Current assets:
Cash and cash equivalents	$637	$757
Short-term marketable securities	50	93
Accounts receivable, net of allowance of $3 and $2, respectively	1,127	979
Restricted cash and cash equivalents, current	172	117
Prepaid expenses and other current assets	213	171
Total current assets	2,199	2,117
Long-term marketable securities	81	35
Restricted cash and cash equivalents, noncurrent	18	—
Property and equipment, net	218	218
Operating lease right-of-use assets	30	27
Intangible assets, net	71	66
Goodwill	393	412
Deferred tax assets, net	664	596
Other assets	14	39
Total assets	$3,687	$3,510
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70	$62
Accrued and other current liabilities	634	631
Operating lease liabilities, current	3	3
Deferred revenue	211	232
Total current liabilities	917	929
Operating lease liabilities, noncurrent	33	31
Other long-term liabilities	24	27
Total liabilities	974	988
Commitments and contingencies (Note 10)
Series A redeemable convertible preferred stock; $0.0001 par value per share; 5,833 shares authorized, issued, and outstanding as of December 31, 2025 and June 30, 2026	196	200
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 24,167 shares authorized as of December 31, 2025 and June 30, 2026; zero shares issued and outstanding as of December 31, 2025 and June 30, 2026	—	—
Common stock, $0.0001 par value per share; 2,000,000 shares authorized as of December 31, 2025 and June 30, 2026; 242,867 and 233,035 shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively	—	—
Additional paid-in capital	7,005	7,289
Accumulated other comprehensive loss	(1)	(7)
Accumulated deficit	(4,486)	(4,959)
Total stockholders’ equity	2,518	2,322
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$3,687	$3,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue	$914	$1,043	$1,811	$2,062
Cost of revenue	236	292	462	573
Gross profit	678	751	1,350	1,489
Operating expenses:
Operations and support	66	74	140	148
Research and development	166	202	310	366
Sales and marketing	217	233	434	463
General and administrative	106	98	231	186
Total operating expenses	554	608	1,115	1,164
Income from operations	124	143	234	325
Other income (expense), net	3	(1)	3	(1)
Interest income	15	5	29	11
Income before provision for income taxes	142	147	266	335
Provision for income taxes	26	36	43	80
Net income	$116	$111	$222	$256
Accretion related to Series A redeemable convertible preferred stock	(2)	(2)	(5)	(5)
Net income attributable to common stockholders, basic	$114	$109	$218	$251
Accretion related to Series A redeemable convertible preferred stock	2	2	5	5
Net income attributable to common stockholders, diluted	$116	$111	$222	$256
Net income per share attributable to common stockholders:
Basic	$0.43	$0.46	$0.83	$1.06
Diluted	$0.41	$0.45	$0.79	$1.02
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	262,588	234,928	262,511	237,089
Diluted	281,293	248,935	282,117	251,254
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

Net income	$116	$111	$222	$256
Other comprehensive income (loss):
Change in foreign currency translation adjustments	7	(3)	8	(6)
Total other comprehensive income (loss)	7	(3)	8	(6)
Comprehensive income	$124	$108	$230	$249

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

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY, CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	5,833	$196	242,867	$—	$7,005	$(1)	$(4,486)	$2,518
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	2,975	—	—	—	—	—
Exercise of common stock options	—	—	347	—	3	—	—	3
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(104)	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	91	—	—	91
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Repurchase and retirement of common stock (1)	—	—	(9,375)	—	50	—	(402)	(352)
Net income	—	—	—	—	—	—	144	144
Balances at March 31, 2026	5,833	$198	236,710	$—	$7,143	$(4)	$(4,744)	$2,395
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Issuance of common stock upon settlement of restricted stock units	—	—	4,124	—	—	—	—	—
Exercise of common stock options	—	—	123	—	1	—	—	1
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(98)	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	151	—	—	151
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Repurchase and retirement of common stock	—	—	(7,825)	—	—	—	(327)	(327)
Net income	—	—	—	—	—	—	111	111
Balances at June 30, 2026	5,833	$200	233,035	$—	$7,289	$(7)	$(4,959)	$2,322
___________________________________
(1) Includes the completion of the Company’s accelerated share repurchase agreement (the “ASR Agreement”). Refer to Note 13 — Stockholders’ Equity for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2026

OPERATING ACTIVITIES
Net income	$222	$256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40	62
Stock-based compensation expense	172	221
Impairments of long-lived assets and other assets	11	6
Provision for bad debts	9	6
Amortization of operating lease right-of-use assets	5	2
Deferred income taxes	(1)	67
Other	(5)	3
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(31)	141
Prepaid expenses and other assets	46	21
Accounts payable	(12)	(8)
Accrued and other current liabilities	32	(34)
Deferred revenue	18	20
Operating lease liabilities	(6)	(1)
Net cash provided by operating activities	501	762
INVESTING ACTIVITIES
Purchases of marketable securities	(144)	(13)
Maturities of marketable securities	127	15
Purchases of property and equipment, including capitalized internal-use software	(34)	(29)
Acquisitions of businesses, net of cash acquired	(105)	(29)
Other investing activities	(1)	—
Net cash used in investing activities	(156)	(56)
FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(14)	(8)
Proceeds from exercise of stock options	6	4
Changes in advances from payment card issuer	43	34
Repurchases of common stock	(210)	(683)
Other financing activities	—	(2)
Net cash used in financing activities	(175)	(655)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	5	(3)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	176	47
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	1,449	827
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$1,625	$874
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2026
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for (received from) income taxes, net	$42	$(2)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$23	$21
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION RELATED TO LEASES
Remeasurement of operating lease right-of-use assets	$17	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,489	$757
Restricted cash and cash equivalents, current	122	117
Restricted cash and cash equivalents, noncurrent	15	—
Total cash, cash equivalents, and restricted cash and cash equivalents	$1,625	$874

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

The Company has considered the impacts of macroeconomic trends affecting the Company’s markets and industry and consumer shopping habits, such as inflation and interest rate fluctuations, the effects of supply chain challenges, the impact of trade policies enacted or proposed by the United States (“U.S.”), such as tariffs or other trade restrictions, and uncertainty related thereto, geopolitical conflicts, regulatory changes, uncertainty regarding an economic recession and its impact on consumer behavior, and the effects of severe weather patterns on the assumptions and inputs supporting certain of the Company’s estimates, assumptions, and judgments. The level of uncertainties and volatility in the global financial markets and economies, as well as the uncertainties related to these macroeconomic factors, geopolitical environment, and their effects on the Company’s operations and financial performance, means that these estimates may change in future periods as new events occur and additional information is obtained.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions)
Transaction	$659	$746	$1,309	$1,478
Advertising and other	255	297	502	584
Total revenue	$914	$1,043	$1,811	$2,062

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenue by geographic areas based on bill-to location was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions)
United States	$878	$994	$1,740	$1,967
International (1)	36	48	71	95
Total revenue	$914	$1,043	$1,811	$2,062
___________
(1) No individual international country represented 10% or more of the Company’s total revenue for the three or six months ended June 30, 2025 or 2026.
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue primarily consists of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2025 and June 30, 2026 is expected to be recognized within a year. For the six months ended June 30, 2025 and 2026, the Company recognized revenue of $151 million and $157 million, respectively, from the deferred revenue balance as of December 31, 2024 and 2025.

There were no material contract assets as of December 31, 2025 or June 30, 2026.
Concentrations of Credit Risk
The following customers accounted for 10% or more of the Company’s accounts receivable:

	As of December 31,	As of June 30,
	2025	2026

Customer A	11%	12%
Customer E	12%	*
___________
* Customer did not account for 10% or more of accounts receivable.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Fair Value Measurements
The following tables summarize assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$293	$—	$—	$293
Commercial paper	—	13	—	13
U.S. government and government agency debt securities	—	10	—	10
Total cash equivalents	293	23	—	316
Short-term marketable securities
Commercial paper	—	7	—	7
U.S. government and government agency debt securities	—	41	—	41
Corporate debt securities	—	2	—	2
Total short-term marketable securities	—	50	—	50
Long-term marketable securities
U.S. government and government agency debt securities	—	81	—	81
Total long-term marketable securities	—	81	—	81
Total	$293	$153	$—	$446

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$409	$—	$—	$409
Commercial paper	—	25	—	25
Corporate debt securities	—	3	—	3
Total cash equivalents	409	28	—	436
Short-term marketable securities
Commercial paper	—	9	—	9
U.S. government and government agency debt securities	—	82	—	82
Corporate debt securities	—	2	—	2
Total short-term marketable securities	—	93	—	93
Long-term marketable securities
U.S. government and government agency debt securities	—	35	—	35
Total long-term marketable securities	—	35	—	35
Total	$409	$156	$—	$565

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
The Series A redeemable convertible preferred stock that was issued during the year ended December 31, 2023 represented a non-recurring Level 3 financial measurement at issuance. Refer to Note 12 — Redeemable Convertible Preferred Stock for further information.
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 for the three or six months ended June 30, 2025 or 2026.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Investments
For purposes of computing realized gains and losses, the cost of investments sold is based on the specific-identification method. The gross unrealized gains and losses related to the Company’s available-for-sale debt securities as of December 31, 2025 and June 30, 2026 were immaterial.
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,		As of June 30,
	2025		2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$366	$366	$530	$530
One year through five years	81	81	35	35
Total	$446	$446	$565	$565

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,	As of June 30,
		2025	2026

	(in years)	(in millions)
Computer equipment	3	$18	$21
Furniture and fixtures	5	5	5
Leasehold improvements	2-8	15	14
Capitalized internal-use software	2-5	307	350
Total property and equipment		345	389
Less: Accumulated depreciation and amortization		(127)	(171)
Total property and equipment, net		$218	$218

Depreciation expense related to the Company’s property and equipment was $2 million and $1 million for the three months ended June 30, 2025 and 2026, respectively, and $4 million and $3 million for the six months ended June 30, 2025 and 2026, respectively. Amortization expense related to the Company’s internal-use software, which is primarily recorded within cost of revenue in the condensed consolidated statements of operations, was $13 million and $25 million for the three months ended June 30, 2025 and 2026, respectively, and $24 million and $47 million for the six months ended June 30, 2025 and 2026, respectively.

For the three months ended June 30, 2025 and 2026, the Company capitalized $25 million and $22 million of internal-use software costs, respectively. For the six months ended June 30, 2025 and 2026, the Company capitalized $51 million and $45 million of internal-use software costs, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic Information

The following table summarizes the Company’s long-lived assets, consisting of property and equipment and operating lease right-of-use assets, net of accumulated depreciation and amortization, by geographic area:

	As of December 31,	As of June 30,
	2025	2026

	(in millions)
United States	$215	$214
Canada	32	30
Other	1	1
Total long-lived assets, net	$248	$245

Long-lived assets attributed to the United States, Canada, and other international geographies are based on the country in which the asset is located.

7.	Business Combinations
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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The fair value of identified intangible assets and their respective useful lives as of the time of acquisition were as follows:

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

The Company concluded the purchase accounting for the acquisition during the three months ended June 30, 2026. During the measurement period, the Company recorded immaterial purchase price adjustments resulting in an increase to goodwill.

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
Goodwill

The following table summarizes the activity in the carrying amount of goodwill for the six months ended June 30, 2026:

Amount

(in millions)
Balance as of December 31, 2025	$393
Addition related to business acquisition	19
Balance as of June 30, 2026	$412

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible Assets, Net

Intangible assets, net of accumulated amortization, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$92	$(73)	$19	1.8
Customer relationships	66	(27)	39	8.7
Patents	17	(7)	10	4.9
Other	9	(6)	3	5.9
Total intangible assets, net	$184	$(113)	$71

	As of June 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$85	$(72)	$13	1.7
Customer relationships	75	(31)	44	8.8
Patents	17	(9)	8	4.5
Other	5	(4)	1	4.9
Total intangible assets, net	$183	$(116)	$66
Amortization expense was $6 million for each of the three months ended June 30, 2025 and 2026 and $12 million for each of the six months ended June 30, 2025 and 2026.

As of June 30, 2026, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
Remainder of 2026	$9
2027	13
2028	9
2029	6
2030	6
Thereafter	23
Total	$66

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,	As of June 30,
	2025	2026

	(in millions)
Accrued legal and regulatory matters	$158	$87
Accrued shopper and merchant liability (1)	103	97
Accrued advertising	53	63
Accrued compensation and benefits	28	36
Accrued professional, legal, and contractor services	51	66
Sales and indirect tax liabilities	31	28
Insurance reserves	72	91
Advances from payment card issuer	22	56
Gift cards and rewards	47	44
Other	67	64
Total	$634	$631
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

10.	Commitments and Contingencies
Leases
The Company’s leases primarily include corporate offices and warehouse space. The lease terms of operating leases vary from one year to nine years, with expirations through June 2034. The Company has leases that include one or more options to extend the lease term for up to seven years, as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Most of these options to extend or terminate the lease do not create a significant economic incentive and hence are not recognized as part of the Company’s operating lease liabilities and operating lease right-of-use assets.

The Company did not modify, enter into, or acquire any material leasing arrangements for the three or six months ended June 30, 2025 or 2026.

Sales and Indirect Taxes
The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The Company believes it properly accrues and pays taxes according to its understanding of the tax requirements in each taxing jurisdiction; however, it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology platform. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion of an audit examination with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $13 million and $14 million as of December 31, 2025 and June 30, 2026, respectively, and was included within other long-term liabilities on the condensed consolidated balance sheets. The releases and losses recognized related

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to these reserves, net of audit payments, for the three and six months ended June 30, 2025 and 2026 were immaterial and were recorded within general and administrative expense in the condensed consolidated statements of operations.
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

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the condensed consolidated statements of operations. During periods where the settled amount is less than the loss reserved or if the Company estimates that an outstanding claim is less than that previously recorded, the Company will recognize a reserve release related to the claims within general and administrative expense in the condensed consolidated statements of operations. For the three months ended June 30, 2025 and 2026, the Company recognized a loss of an immaterial amount and a net reserve release of $14 million related to these claims, respectively. For the six months ended June 30, 2025 and 2026, the Company recognized a loss of $45 million and a net reserve release of $10 million related to these claims, respectively. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.	Debt
Credit Agreement
On May 1, 2026, the Company entered into a revolving credit agreement with certain lenders (the “Credit Agreement”), providing for a $500 million unsecured revolving credit facility maturing on April 30, 2031, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $150 million, which reduce the amount the Company can borrow. Proceeds from any borrowings under the Credit Agreement may be used for working capital and general corporate purposes. The Company is required to pay a commitment fee of 0.10% per annum on the average daily unused amount of the revolving commitments.

The Credit Agreement contains customary events of default, certain financial covenants, and other affirmative and negative covenants that restrict the Company’s ability and certain of its subsidiaries’ ability to, among others, incur indebtedness, create liens, make fundamental changes, make restricted payments, make certain investments, and enter into certain transactions with affiliates. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
As of June 30, 2026, there were no revolving loans outstanding under the Credit Agreement. Debt issuance costs incurred in securing the Credit Agreement were immaterial.

12.	Redeemable Convertible Preferred Stock
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
Under certain regulatory events or strategic actions by the Company or the holder, the Company or the holder, as applicable, has the right to elect to redeem all outstanding shares of Series A redeemable convertible preferred stock at the Stated Value, if the 10-Day VWAP immediately prior to the date of such event does not exceed the conversion price, or convert all outstanding shares of Series A redeemable convertible preferred stock into a number of shares of the

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company’s common stock equal to the then-applicable conversion ratio, in case the 10-Day VWAP immediately prior to the date of such event exceeds the conversion price.
The Company presents its Series A redeemable convertible preferred stock outside of stockholders’ equity as mezzanine equity because the shares contain redemption features that are not solely within the Company’s control. The Company is required to accrete the carrying value of the Series A redeemable convertible preferred stock to its redemption value over the period from issuance through redemption date. The accretion was $2 million for each of the three months ended June 30, 2025 and 2026 and $5 million for each of the six months ended June 30, 2025 and 2026.
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
No dividends were declared or paid for the three or six months ended June 30, 2025 or 2026.

13.	Stockholders’ Equity
Stock Repurchase Program

In June 2024, the Company’s board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million, $1 billion, $2.5 billion, and $3.5 billion in November 2024, May 2025, November 2025, and April 2026, respectively.

For the three and six months ended June 30, 2026, the Company repurchased and immediately retired a total of 7,825,070 and 17,199,917 shares of its common stock, respectively, for an aggregate amount, including broker commissions, fees, and excise taxes, of $327 million and $728 million, respectively, under this share repurchase program, which, for the six months ended June 30, 2026, included shares received and immediately retired upon the completion of the ASR Agreement (as described below). As of June 30, 2026, the Company had $998 million remaining available to repurchase shares pursuant to the repurchase program.

On November 10, 2025, the Company entered into the ASR Agreement with a third-party financial institution to repurchase $250 million of the Company’s common stock. Pursuant to the terms of the ASR Agreement, the Company paid $250 million to the financial institution and received and immediately retired an initial delivery of 5,357,621 shares of common stock on November 12, 2025, representing 80% of the value of the $250 million payment. As of December 31, 2025, $50 million of the ASR Agreement was reflected as a forward contract within stockholders’ equity on the consolidated balance sheet. In January 2026, repurchases under the ASR Agreement were completed. The final number of shares of common stock repurchased was based on the VWAP of the Company’s common stock during the repurchase period, less a negotiated discount. The Company received and immediately retired an additional 553,349 shares in January 2026.

The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. For the three and six months ended June 30, 2026, the excise tax recognized as part of the cost basis of shares acquired was immaterial.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,	As of June 30,
	2025	2026

	(in thousands)
Series A redeemable convertible preferred stock	5,833	5,833
Restricted stock units	15,959	19,229
Stock options outstanding	6,489	6,018
Shares available for issuance under the 2023 Equity Incentive Plan	54,419	56,396
Shares available for issuance under the 2023 Employee Stock Purchase Plan	12,400	14,829
Total	95,100	102,305

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to the approval from the holders of the Series A redeemable convertible preferred stock. No dividends were declared or paid for the three or six months ended June 30, 2025 or 2026.
Pursuant to the automatic increase feature of the 2023 Equity Incentive Plan, during the three months ended March 31, 2026, an additional 12,143,367 shares were reserved for issuance effective January 1, 2026.
Stock Options

The following table summarizes the activity related to the Company’s stock options during the six months ended June 30, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)		(in years)	(in millions)
As of January 1, 2026	6,489	$11.82	2.29	$216
Options exercised	(471)	$8.85
As of June 30, 2026	6,018	$12.05	1.83	$213
Options vested and exercisable as of June 30, 2026	6,018	$12.05	1.83	$213

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units
The following table summarizes the activity related to the Company’s restricted stock units (“RSUs”) during the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2026	15,959	$41.72
Granted	12,153	$41.34
Vested	(7,099)	$42.13
Vested and not settled	(47)	$46.77
Forfeited	(1,785)	$41.00
Unvested and outstanding as of June 30, 2026	19,181	$41.38

Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions)
Cost of revenue	$2	$3	$4	$5
Operations and support	4	5	7	8
Research and development	58	84	92	130
Sales and marketing	18	22	30	31
General and administrative	23	27	38	46
Total stock-based compensation expense	$105	$142	$172	$221

As of June 30, 2026, there was $659 million of unrecognized stock-based compensation expense related to unvested awards which are expected to vest and to be recognized over a weighted-average period of 1.50 years.

The amount of stock-based compensation expense capitalized related to the development of internal-use software was $12 million and $9 million for the three months ended June 30, 2025 and 2026, respectively. The amount of stock-based compensation expense capitalized related to the development of internal-use software was $23 million and $21 million for the six months ended June 30, 2025 and 2026, respectively.
2023 Employee Stock Purchase Plan

The Company’s board of directors adopted, and the Company’s stockholders approved, the 2023 Employee Stock Purchase Plan (“the ESPP”), which became effective immediately prior to the effectiveness of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO.

As of June 30, 2026, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors, or its compensation committee under its delegation, as the administrator of the ESPP. Pursuant to the automatic increase feature of the ESPP, during the three months ended March 31, 2026, an additional 2,428,673 shares were reserved for issuance under the ESPP effective January 1, 2026.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	Income Taxes
The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.

The Company’s effective tax rates for each period presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company’s effective tax rate was 18.2% and 24.5% for the three months ended June 30, 2025 and 2026, respectively. The Company’s effective tax rate was 16.3% and 23.8% for the six months ended June 30, 2025 and 2026, respectively. The Company’s provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in U.S. states and foreign jurisdictions.

15.	Net Income per Share Attributable to Common Stockholders
The computation of basic and diluted net income per share attributable to common stockholders was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$116	$111	$222	$256
Less: Accretion related to Series A redeemable convertible preferred stock	(2)	(2)	(5)	(5)
Net income attributable to common stockholders, basic	$114	$109	$218	$251
Add: Accretion related to Series A redeemable convertible preferred stock	2	2	5	5
Net income attributable to common stockholders, diluted	$116	$111	$222	$256
Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	262,588	234,928	262,511	237,089
Weighted-average effect of dilutive securities:
Series A redeemable convertible preferred stock	5,833	5,833	5,833	5,833
Stock options	5,066	4,404	5,249	4,425
Restricted stock units	7,751	3,770	8,477	3,907
Unvested restricted non-voting common stock	55	—	47	—
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	281,293	248,935	282,117	251,254
Net income per share attributable to common stockholders:
Basic	$0.43	$0.46	$0.83	$1.06
Diluted	$0.41	$0.45	$0.79	$1.02
The following potentially dilutive outstanding securities were excluded from the computation of diluted income per share attributable to common stockholders because their effect was not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in thousands)
Stock options	384	384	384	384
Restricted stock units	373	4,235	373	4,235
Total	757	4,619	757	4,619

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based and / or market-based vesting conditions that were not achieved as of those dates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in thousands)
Restricted stock units	1,055	168	1,055	168
Total	1,055	168	1,055	168

16.	Segment Information
The Company has one operating and reportable segment. A description of how the Company derives revenues can be found in Note 2 — Significant Accounting Policies of the audited consolidated financial statements for the year ended December 31, 2025, which can be found in the Company’s Annual Report on Form 10-K. The Company’s chief executive officer is the Company’s Chief Operating Decision Maker (“CODM”), who reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net income as the sole measure of segment profit or loss to make key operating decisions such as the allocation of the budget and monitoring budget versus actual results. The CODM does not evaluate operating segments using asset information.
Significant expenses within net income include cost of revenue, operations and support, research and development, sales and marketing, general and administrative, which are each separately presented on the Company’s condensed consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income. Refer to Note 13 — Stockholders’ Equity for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, other income (expense), net, and income before provision for income taxes on the condensed consolidated statements of operations.

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

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,
	2025	2026	% Change

	(in millions, except percentages)
GTV	$9,081	$10,351	14%
Orders	82.7	90.3	9%
Revenue	$914	$1,043	14%
Gross profit	$678	$751	11%
Gross margin	74%	72%
Gross profit as a percent of GTV	7.5%	7.3%
Net income	$116	$111	(4)%
Net income as a percent of revenue	13%	11%
Net income as a percent of GTV	1.3%	1.1%
Adjusted EBITDA (1)	$262	$313	19%
Adjusted EBITDA margin (1)	29%	30%
Adjusted EBITDA as a percent of GTV (1)	2.9%	3.0%
Net cash provided by operating activities	$203	$493	143%
Free cash flow (1)	$187	$480	156%
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

In the second quarter of 2026, GTV increased to $10,351 million, or 14% growth, compared to the same period of 2025, primarily driven by the increase in orders and higher average order value.

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

In the second quarter of 2026, orders increased to 90.3 million, or 9% growth, compared to the same period of 2025, driven primarily by new customers and increased engagement of existing customers.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, and gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In the second quarter of 2026, gross profit increased to $751 million, or 11% growth, compared to the same period of 2025, primarily driven by the increase in total revenue. Gross margin decreased by 2% to 72% in the second quarter of 2026, compared to the same period of 2025, primarily due to cost of revenue growing faster than revenue.

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

In the second quarter of 2026, Adjusted EBITDA increased to $313 million, or 19% growth, compared to the same period of 2025, primarily driven by a combination of strong GTV growth, higher advertising and other revenue, and operating leverage. Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment, including capitalized internal-use software.

In the second quarter of 2026, free cash flow increased to $480 million, or 156%, compared to the same period of 2025, primarily due to a large accounts receivable balance collected in the second quarter of 2026 compared to higher accounts receivable balances outstanding in the second quarter of 2025.

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
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes consists primarily of income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct business. Our provision for (benefit from) income taxes differs from the United States (“U.S.”) federal statutory income tax rate primarily due to the tax effects of stock-based compensation recognized, federal and California research and development credits generated, and the income taxes generated in U.S. states and foreign jurisdictions. Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income.
Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions)
Revenue	$914	$1,043	$1,811	$2,062
Cost of revenue (1)(2)	236	292	462	573
Gross profit	678	751	1,350	1,489
Operating expenses:
Operations and support (1)(2)	66	74	140	148
Research and development (1)(2)	166	202	310	366
Sales and marketing (1)(2)	217	233	434	463
General and administrative (1)(2)	106	98	231	186
Total operating expenses	554	608	1,115	1,164
Income from operations	124	143	234	325
Other income (expense), net	3	(1)	3	(1)
Interest income	15	5	29	11
Income before provision for income taxes	142	147	266	335
Provision for income taxes	26	36	43	80
Net income	$116	$111	$222	$256
___________
(1) Amounts include depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions)
Cost of revenue	$15	$26	$29	$50
Operations and support	—	1	1	1
Research and development	2	2	4	4
Sales and marketing	2	3	4	5
General and administrative	1	1	2	2
Total depreciation and amortization expense	$21	$32	$40	$62

(2) Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions)
Cost of revenue	$2	$3	$4	$5
Operations and support	4	5	7	8
Research and development	58	84	92	130
Sales and marketing	18	22	30	31
General and administrative	23	27	38	46
Total stock-based compensation expense	$105	$142	$172	$221

The following table summarizes the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(as a percent of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	26	28	25	28
Gross profit	74	72	75	72
Operating expenses:
Operations and support	7	7	8	7
Research and development	18	19	17	18
Sales and marketing	24	22	24	22
General and administrative	12	9	13	9
Total operating expenses	61	58	62	56
Income from operations	14	14	13	16
Other income (expense), net	—	—	—	—
Interest income	2	1	2	1
Income before provision for income taxes	16	14	15	16
Provision for income taxes	3	3	2	4
Net income	13%	11%	12%	12%

Comparison of the Three and Six Months Ended June 30, 2025 and 2026

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions)				(in millions)
Transaction	$659	$746	$86	13%	$1,309	$1,478	$169	13%
Advertising and other	255	297	42	16%	502	584	82	16%
Total revenue	$914	$1,043	$128	14%	$1,811	$2,062	$250	14%

The increase in transaction revenue during the second quarter of 2026, compared to the same period of 2025, was primarily driven by growth in GTV, which grew 14%, increased fulfillment efficiencies, and lower consumer incentives, partially offset by lower payment revenue.
The increase in transaction revenue during the first six months of 2026, compared to the same period of 2025, was primarily driven by growth in GTV, which grew 13%, and increased fulfillment efficiencies, partially offset by lower payment revenue.

The increase in advertising and other revenue during the second quarter of 2026, compared to the same period of 2025, was primarily driven by interrelated factors including an increase in advertising volume, activity on our platform, and strength from emerging and mid-size brand partners. Advertising and other investment rate increased by 6 basis points to 2.9% during the second quarter of 2026, compared to the same period of 2025, as advertising and other revenue grew faster than GTV.
The increase in advertising and other revenue during the first six months of 2026, compared to the same period of 2025, was primarily driven by an increase in advertising volume, activity on our platform, and strength from emerging and mid-size brand partners. Advertising and other investment rate increased by 7 basis points to 2.8% during the first six months of 2026, compared to the same period of 2025, as advertising and other revenue grew faster than GTV.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Cost of revenue	$236	$292	$56	24%	$462	$573	$111	24%
Gross profit	$678	$751	$72	11%	$1,350	$1,489	$139	10%
Gross margin	74%	72%			75%	72%

The increase in cost of revenue during the second quarter of 2026, compared to the same period of 2025, was primarily due to an increase of $21 million in credit card processing fees, an increase of $11 million in depreciation and amortization expense, primarily related to capitalized internal-use software, and an increase of $10 million in payments to publishers.
The increase in cost of revenue during the first six months of 2026, compared to the same period of 2025, was primarily due to an increase of $37 million in credit card processing fees, an increase of $23 million in payments to publishers, and an increase of $21 million in depreciation and amortization expense, primarily related to capitalized internal-use software.

The increase in gross profit during the three and six months ended June 30, 2026, compared to the same period of 2025, was primarily driven by the increase in total revenue due to the factors described above. The decrease in gross margin during the three and six months ended June 30, 2026, compared to the same period of 2025, was primarily due to cost of revenue growing faster than revenue.
Operations and Support Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Operations and support	$66	$74	$9	13%	$140	$148	$8	6%
Percent of revenue	7%	7%			8%	7%
The increase in operations and support expense during the three and six months ended June 30, 2026, compared to the same period of 2025, was immaterial.
Research and Development Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Research and development	$166	$202	$37	22%	$310	$366	$57	18%
Percent of revenue	18%	19%			17%	18%

The increase in research and development expense during the second quarter of 2026, compared to the same period in 2025, was primarily due to an increase of $29 million in total compensation costs driven by a net increase in stock-based compensation expense, reflecting the year-over-year impact of shifting our first quarterly vesting date for our annual equity refresh grants from August to May.
The increase in research and development expense during the first six months of 2026, compared to the same period of 2025, was primarily due to an increase of $42 million in total compensation costs driven by a net increase in stock-based compensation expense, reflecting the year-over-year impact of shifting our first quarterly vesting date for our annual equity refresh grants from August to May.
Sales and Marketing Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$217	$233	$16	7%	$434	$463	$30	7%
Percent of revenue	24%	22%			24%	22%

The increase in sales and marketing expense during the three and six months ended June 30, 2026, compared to the same period of 2025, was immaterial.
General and Administrative Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$106	$98	$(8)	(7)%	$231	$186	$(46)	(20)%
Percent of revenue	12%	9%			13%	9%

The decrease in general and administrative expense during the second quarter of 2026, compared to the same period of 2025, was primarily due to a decrease of $18 million in accruals for legal matters and sales and indirect taxes, partially offset by a net increase of $5 million in total compensation costs driven by an increase in stock-based compensation expense.
The decrease in general and administrative expense during the first six months of 2026, compared to the same period of 2025, was primarily due to a net decrease of $64 million in accruals for legal matters and sales and indirect taxes, partially offset by a net increase of $10 million in total compensation costs driven by an increase in stock-based compensation expense.
Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions)				(in millions)
Interest income	$15	$5	$(9)	(64)%	$29	$11	$(18)	(61)%

The decrease in interest income during the second quarter of 2026, compared to the same period of 2025, was immaterial.
The decrease in interest income during the first six months of 2026, compared to the same period of 2025, was primarily due to lower interest rates and a reduction in the average balance of our cash, cash equivalents, and marketable securities.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions)				(in millions)
Provision for income taxes	$26	$36	$10	40%	$43	$80	$36	84%

The increase in the provision for income taxes during the three and six months ended June 30, 2026, compared to the same period of 2025, was due to an increase in pre-tax book income, fewer U.S. research and development credits generated, and lower tax deductible stock-based compensation expense.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Net income	$116	$111	$222	$256
Adjusted to exclude the following:
Provision for income taxes	26	36	43	80
Interest income	(15)	(5)	(29)	(11)
Other (income) expense, net	(3)	1	(3)	1
Depreciation and amortization expense	21	32	40	62
Stock-based compensation expense	105	142	172	221
Payroll taxes related to stock-based compensation (1)	5	6	15	13
Certain legal and regulatory accruals and settlements, net (2)	6	(13)	45	(12)
Reserves for sales and other indirect taxes, net (3)	—	1	(1)	1
Acquisition-related expenses	—	3	1	4
Adjusted EBITDA	$262	$313	$506	$613
GTV	$9,081	$10,351	$18,202	$20,639
Net income as a percent of GTV	1.3%	1.1%	1.2%	1.2%
Adjusted EBITDA as a percent of GTV	2.9%	3.0%	2.8%	3.0%
Revenue	$914	$1,043	$1,811	$2,062
Net income as a percent of revenue	13%	11%	12%	12%
Adjusted EBITDA margin	29%	30%	28%	30%
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

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Cost of revenue	$236	$292	$462	$573
Adjusted to exclude the following:
Depreciation and amortization expense	(15)	(26)	(29)	(50)
Stock-based compensation expense	(2)	(3)	(4)	(5)
Adjusted cost of revenue	$218	$262	$428	$518
Cost of revenue as a percent of GTV	2.6%	2.8%	2.5%	2.8%
Adjusted cost of revenue as a percent of GTV	2.4%	2.5%	2.4%	2.5%

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

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Operations and support expense	$66	$74	$140	$148
Adjusted to exclude the following:
Depreciation and amortization expense	—	(1)	(1)	(1)
Stock-based compensation expense	(4)	(5)	(7)	(8)
Payroll taxes related to stock-based compensation (1)	—	—	(1)	(1)
Adjusted operations and support expense	$61	$68	$132	$138
Operations and support expense as a percent of GTV	0.7%	0.7%	0.8%	0.7%
Adjusted operations and support expense as a percent of GTV	0.7%	0.7%	0.7%	0.7%
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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Research and development expense	$166	$202	$310	$366
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)	(4)	(4)
Stock-based compensation expense	(58)	(84)	(92)	(130)
Payroll taxes related to stock-based compensation (1)	(2)	(4)	(9)	(8)
Adjusted research and development expense	$103	$113	$205	$224
Research and development expense as a percent of GTV	1.8%	2.0%	1.7%	1.8%
Adjusted research and development expense as a percent of GTV	1.1%	1.1%	1.1%	1.1%
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

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Sales and marketing expense	$217	$233	$434	$463
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(3)	(4)	(5)
Stock-based compensation expense	(18)	(22)	(30)	(31)
Payroll taxes related to stock-based compensation (1)	(1)	(1)	(2)	(2)
Adjusted sales and marketing expense	$197	$208	$397	$425
Sales and marketing expense as a percent of GTV	2.4%	2.3%	2.4%	2.2%
Adjusted sales and marketing expense as a percent of GTV	2.2%	2.0%	2.2%	2.1%
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

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions, except percentages)
General and administrative expense	$106	$98	$231	$186
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)	(2)	(2)
Stock-based compensation expense	(23)	(27)	(38)	(46)
Payroll taxes related to stock-based compensation (1)	(1)	(1)	(3)	(2)
Certain legal and regulatory accruals and settlements, net (2)	(6)	13	(45)	12
Reserves for sales and other indirect taxes, net (3)	—	(1)	1	(1)
Acquisition-related expenses	—	(3)	(1)	(4)
Adjusted general and administrative expense	$74	$79	$144	$143
General and administrative expense as a percent of GTV	1.2%	0.9%	1.3%	0.9%
Adjusted general and administrative expense as a percent of GTV	0.8%	0.8%	0.8%	0.7%
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

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Total operating expenses	$554	$608	$1,115	$1,164
Adjusted to exclude the following:
Depreciation and amortization expense	(6)	(6)	(11)	(12)
Stock-based compensation expense	(103)	(139)	(168)	(216)
Payroll taxes related to stock-based compensation (1)	(5)	(6)	(14)	(13)
Certain legal and regulatory accruals and settlements, net (2)	(6)	13	(45)	12
Reserves for sales and other indirect taxes, net (3)	—	(1)	1	(1)
Acquisition-related expenses	—	(3)	(1)	(4)
Adjusted total operating expenses	$434	$468	$877	$931
Total operating expenses as a percent of GTV	6.1%	5.9%	6.1%	5.6%
Adjusted total operating expenses as a percent of GTV	4.8%	4.5%	4.8%	4.5%
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

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

	(in millions)
Net cash provided by operating activities	$203	$493	$501	$762
Purchases of property and equipment, including capitalized internal-use software	(16)	(13)	(34)	(29)
Free cash flow	$187	$480	$467	$733

Liquidity and Capital Resources

We finance our operations primarily through fees received from retailers, customers, and brands. As of June 30, 2026, we had cash and cash equivalents of $757 million and marketable securities of $128 million, which were primarily held for working capital purposes.

Although we have generated profit in recent periods, including net income of $256 million for the six months ended June 30, 2026, we have historically experienced significant net losses as reflected in our accumulated deficit of $5.0 billion as of June 30, 2026. While we generated positive cash flows from operating activities for the years ended December 31, 2024 and 2025 and for the six months ended June 30, 2026, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

Credit Agreement

On May 1, 2026, we entered into a revolving credit agreement with certain lenders (the “Credit Agreement”), which provides for a $500 million unsecured revolving credit facility maturing on April 30, 2031. We are also required to pay a commitment fee of 0.10% per annum on the average daily unused amount of the revolving commitments. As of June 30, 2026, we were in compliance with all covenants under the Credit Agreement and there were no revolving loans outstanding. Refer to Note 11 — Debt for additional information.
Share Repurchases

In June 2024, our board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million, $1 billion, $2.5 billion, and $3.5 billion in November 2024, May 2025, November 2025, and April 2026, respectively.

For the six months ended June 30, 2026, we repurchased and immediately retired 17 million shares of our common stock for an aggregate amount of $728 million, including broker commissions, fees, and excise taxes, under this share repurchase program, which included shares repurchased under the ASR Agreement as described below.

On November 10, 2025, we entered into the ASR Agreement with a third-party financial institution to repurchase $250 million of our common stock. Pursuant to the terms of the ASR Agreement, we paid $250 million to the financial institution and received and immediately retired an initial delivery of 5.4 million shares of common stock on November 12, 2025, representing 80% of the value of the $250 million payment. Repurchases under the ASR Agreement were completed in January 2026, and we received and immediately retired an additional 0.6 million shares. Refer to Note 13 — Stockholders’ Equity for further discussion.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2026

	(in millions)
Net cash provided by operating activities	$501	$762
Net cash used in investing activities	$(156)	$(56)
Net cash used in financing activities	$(175)	$(655)

Cash Flows from Operating Activities

For the six months ended June 30, 2026, net cash provided by operating activities was $762 million, which consisted of net income of $256 million, adjustments for certain non-cash items of $367 million and net cash inflows from changes in operating assets and liabilities of $139 million. Adjustments for certain non-cash items were primarily driven by stock-based compensation expense of $221 million and a decrease in deferred income taxes of $67 million. The year-over-year increase in cash provided by operating activities was primarily driven by fluctuations in working capital from general business impacts including (i) the timing of customer collections, including the settlement of large accounts receivable balances, and the impact of offering mix on invoiced amounts; (ii) the timing of customer, vendor, and other third-party payments and accruals including legal and regulatory matters, sales and indirect taxes, and insurance; (iii) the timing of spend and usage of software subscriptions for hosting arrangements; and (iv) the overall growth of our business. Regulatory settlements of $60 million, previously accrued as of December 31, 2025, were paid with cash on hand in January 2026 and is reflected in the operating asset and liability changes noted above.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $56 million, comprised primarily of acquisitions of businesses, net of cash acquired, of $29 million and purchases of property and equipment, including capitalized internal-use software, of $29 million.

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

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities was $655 million, comprised primarily of repurchases of common stock of $683 million, partially offset by changes in advances from a payment card issuer of $34 million.

For the six months ended June 30, 2025, net cash used in financing activities was $175 million, comprised primarily of repurchases of common stock of $210 million and taxes paid related to net share settlement of equity awards of $14 million, partially offset by changes in advances from a payment card issuer of $43 million and proceeds from the exercise of stock options of $6 million.

Contractual Obligations and Commitments
As of June 30, 2026, there have been no material changes from the contractual obligations and commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Interest Rate Risk

As of June 30, 2026, we had cash and cash equivalents of $757 million and marketable securities of $128 million invested in a variety of securities, including money market funds, commercial paper, U.S. government and government agency debt securities, and corporate debt securities. In addition, we had $117 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of June 30, 2026.
As of June 30, 2026, there were no revolving loans outstanding under the Credit Agreement. We will be exposed to increased interest rate risk if we draw down on the facility. Refer to Note 11 — Debt for additional information.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
We have incorporated and may continue to incorporate additional AI (including machine learning) technologies into our platform, offerings, services, and features, including those based on large language models, and these applications have become more important to our operations and to our future growth over time. For example, we recently launched AI Solutions, a new collection of enterprise offerings that bring AI-powered capabilities to our retail partners. We intend to rely on AI and develop additional AI offerings, tools, and features to help drive future growth in our business and reduce costs. There can be no assurance that we will realize the desired or anticipated benefits from, adoption of, or reactions to AI Solutions, other AI offerings that we may develop, or AI technologies that we may use, integrate, or rely upon, and past results with respect to the foregoing may not reliably indicate future results. We may also fail to properly implement or market AI Solutions or other AI offerings or effectively manage the costs associated with developing and supporting such offerings, any of which could adversely affect our profitability, financial condition, and results of operations. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AI or other uses or reliance upon AI tools in our business may expose us to lawsuits, regulatory investigations, and penalties, as well as subject us to legal liability and brand and reputational harm. For example, if the content, analyses, or recommendations that AI offerings or AI tools assist in producing are or are alleged to be deficient, inaccurate, misleading, deceptive, unfair, or biased, or infringe on third-party intellectual property rights, our business, financial condition, and results of operations may be adversely affected. Third-party AI technologies, including agent-based applications capable of performing online tasks on behalf of users, may change how consumers discover, access, and interact with our offerings, including our advertising offerings, or may divert consumers from engaging with our offerings altogether. For example, these technologies may, among other things, influence search results or the presentation of options in ways that could increase visibility for competing offerings or otherwise shape when and how consumers interact with our offerings. Failure to adapt our offerings to such technologies may in the future impact our financial performance and results of operations. Additionally, although we have invested in AI tools for internal use, there can be no assurances that we will successfully develop, employ, or manage the costs associated with such tools, or that our personnel will effectively adopt and leverage such tools, to improve productivity and operational efficiencies. Moreover, we rely on third-party providers for many of the AI technologies underlying our offerings and our internal AI tools. Such providers may increase pricing, alter or discontinue the terms on which they make their technology available to us, experience outages or security incidents, or otherwise fail to meet our requirements, and we may be unable to find suitable alternatives on commercially reasonable terms or at all. Additionally, such providers may develop their own features or tools that compete with our offerings. Any of the foregoing could disrupt our operations, increase our costs, or otherwise adversely affect our financial condition and results of operations.
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
Demand for our offerings is highly sensitive to a range of factors, including our strategies relating to the amount of potential earnings required to attract shoppers, incentives paid to shoppers, and the fees we charge retailers, customers, and brands. Many factors, including operating costs, launching or scaling new strategic initiatives or use cases, legal and regulatory requirements, constraints, or changes, supply chain issues, the price sensitivity of consumers in different income groups or other demographics, inflation, and our current and future competitors’ pricing and marketing strategies, have in the past significantly affected and may in the future significantly affect our pricing strategies. For example, certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings, including subscription offerings for bundled services. Moreover, some jurisdictions in which we operate have established requirements to engage certain delivery workers, including around shopper pay and benefits, shopper access to our platform, and other types of regulations governing our engagement of shoppers, and we expect other such measures may be enacted in the future. Such competition, regulation, or other factors may cause us to change the fees we charge customers, increase the incentives we pay to shoppers who use Instacart, adjust the fees we charge retailers or brands, or increase our marketing and other expenses to attract and maintain or increase the engagement of retailers, customers, brands, and shoppers. We have launched, and may in the future launch, new or updated pricing strategies and initiatives, such as subscription offerings like Instacart+, and customer or shopper loyalty programs, or we may modify existing pricing methodologies or pricing models and fulfillment options. These new or updated pricing strategies and initiatives may not ultimately be successful in attracting and engaging retailers, customers, brands, or shoppers or may negatively impact growth rates, customer retention, and engagement as well as our financial results. We also offer brands and retailers tools and products, including through our Eversight business, to enable them to formulate their pricing and promotions strategies. If these solutions fail to generate improved results for brands and retailer sales, brands and retailers may choose to not use such solutions. To the extent these solutions result in negative publicity or consumer perception, our brand reputation and our ability to attract and retain customers could be harmed, and we have in the past decided, and may in the future decide, to cease offering certain tools and products as a result. In addition, government authorities and regulators have recently been increasingly focused on grocery prices and related pricing methodologies and practices, including through the passage of new laws and regulations, which may impact our ability to offer, or cause us to cease offering, certain tools and products. The increasing complexity of our pricing models and related expansion of our business may also require us to update our internal systems for invoicing retailers or brands or incur costs to remediate errors or disputes in existing invoices.
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
Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, consumer demands, and competitive pressures. In some circumstances, we may choose to expand our services and grow our business through the acquisition of complementary businesses and technologies rather than through internal development. For example, in April 2025, we acquired Marlin9 Holdings, Inc., which operates as Wynshop, a provider of ecommerce retail solutions for grocers and retailers, in April 2026, we acquired Instaleap, a global enablement and fulfillment solutions services platform for retailers, and in July 2026, we acquired Arpalus, a computer vision company for grocery retail. We have also entered in the past, and will continue to seek in the future, strategic partnerships, collaborations, commercial arrangements, or alliances with third parties, which we refer to collectively as collaborations. The identification of suitable acquisition candidates or collaborators can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions or collaborations, including as a result of regulatory inquiries or actions by antitrust authorities. In particular, our proposed or completed acquisitions or collaborations may be subject to investigations or enforcement actions by antitrust regulatory bodies in the countries in which we operate. For example, the Department of Justice, the Federal Trade Commission (“FTC”), and various other federal and state-level authorities have recently increased their scrutiny of merger or collaboration activity in the technology sector, including investigations of consumer-facing technology companies’ advertising, pricing, billing, cancellation, and subscription practices, among other areas of scrutiny. Any failure or perceived failure to comply with applicable laws and regulations could subject us to claims and other legal and regulatory proceedings, fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets, and other enforcement actions, and could adversely affect our brand and reputation. In addition, once we have completed an acquisition, we may not be able to successfully integrate the acquired business.
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
•regulatory inquiries or actions, including changes to applicable regulatory frameworks, changes to the interpretation, administration, or enforcement of such regulations, and/or remedies imposed by antitrust authorities such as divestitures, ownership or operational restrictions, or other structural or behavioral remedies, either as a condition to or following the completion of a transaction;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities for the three months ended June 30, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)		(in thousands)	(in millions)
April 1, 2026 to April 30, 2026	1,684	$41.56	1,684	$1,253
May 1, 2026 to May 31, 2026	4,201	$40.46	4,201	$1,083
June 1, 2026 to June 30, 2026	1,939	$43.83	1,939	$998
Total	7,825		7,825
___________

(1) In June 2024, our board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million, $1 billion, $2.5 billion, and $3.5 billion in November 2024, May 2025, November 2025, and April 2026, respectively. The share repurchase program has no expiration date. In determining the authorization of each share repurchase program, including the amount authorized, our board of directors considered the trading price levels of our common stock, including relative to that of comparable companies, our cash position, and other relevant business, tax, and legal factors. Our board of directors also considered our profitability and positive operating cash flow in recent periods, which enable us to both engage in capital return and reinvest in our talent, technology, and long-term endeavors to drive more profitable growth and help our partners navigate the digital transformations of their businesses. As such, our board of directors believes that these factors will allow us to generate more value for our stockholders over the long term. For more information regarding the risks associated with our share repurchase program, see the section titled “Risk Factors—Risks Related to Ownership of Our Common Stock—We may not realize the anticipated long-term stockholder value of our share repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.”
(2) Excludes costs associated with the repurchases and the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 8, 2026, Emily Reuter, our Chief Financial Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Reuter’s trading arrangement provides for the sale through August 13, 2027 of up to 120,000 shares of our common stock subject to RSUs previously awarded to Ms. Reuter that have vested or may vest and be released to her on or prior to August 13, 2027.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Maplebear Inc.	8-K	001-41805	3.1	9/22/2023
3.2	Certificate of Designation of Series A Convertible Preferred Stock.	8-K	001-41805	3.2	9/22/2023
3.3	Amended and Restated Bylaws of Maplebear Inc.	S-1/A	333-274213	3.4	9/11/2023
10.1+	Revolving Credit Agreement among the Company, the lenders party thereto, the issuing banks party thereto, and Morgan Stanley Senior Funding, Inc., dated May 1, 2026.	8-K	001-41805	10.1	5/6/2026
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
___________
+ The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon request.
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

MAPLEBEAR INC.

Date:	August 6, 2026	By:	/s/ Chris Rogers
Chris Rogers
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Emily Reuter
Emily Reuter
Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2026	By:	/s/ Lisa Blackwood-Kapral
Lisa Blackwood-Kapral
Chief Accounting Officer
(Principal Accounting Officer)