Form 10-Q
period 2026-09-30
Maplebear Inc.
filed 2026-11-05
CIK 1579091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 236,630,090 shares of common stock, par value $0.0001 per share, as of October 30, 2026.

MAPLEBEAR INC. DBA INSTACART

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our proposed Merger (as defined below) with DoorDash (as defined below), including but not limited to our expectations regarding the completion of the Merger, if at all, and the timing thereof, the expected benefits of the Merger, costs and fees relating to the Merger, and our plans or actions during the pendency of the Merger;
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
•macroeconomic and industry trends, including the impact on our business of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, inflation, elevated interest rates, the effects of supply chain challenges, cessation of, interruptions to, or changes to government aid programs, heightened recession risk, regulatory scrutiny, and geopolitical conflicts;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	As of December 31,	As of September 30,
	2025	2026
ASSETS
Current assets:
Cash and cash equivalents	$637	$830
Short-term marketable securities	50	97
Accounts receivable, net of allowance of $3 and $2, respectively	1,127	1,052
Restricted cash and cash equivalents, current	172	93
Prepaid expenses and other current assets	213	144
Total current assets	2,199	2,216
Long-term marketable securities	81	8
Restricted cash and cash equivalents, noncurrent	18	—
Property and equipment, net	218	213
Operating lease right-of-use assets	30	26
Intangible assets, net	71	75
Goodwill	393	428
Deferred tax assets, net	664	564
Other assets	14	48
Total assets	$3,687	$3,577
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70	$81
Accrued and other current liabilities	634	641
Operating lease liabilities, current	3	4
Deferred revenue	211	221
Total current liabilities	917	947
Operating lease liabilities, noncurrent	33	30
Other long-term liabilities	24	33
Total liabilities	974	1,010
Commitments and contingencies (Note 10)
Series A redeemable convertible preferred stock; $0.0001 par value per share; 5,833 shares authorized, issued, and outstanding as of December 31, 2025; zero shares authorized, issued, and outstanding as of September 30, 2026	196	—
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 24,167 and 30,000 shares authorized as of December 31, 2025 and September 30, 2026, respectively; zero shares issued and outstanding as of December 31, 2025 and September 30, 2026	—	—
Common stock, $0.0001 par value per share; 2,000,000 shares authorized as of December 31, 2025 and September 30, 2026; 242,867 and 237,134 shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively	—	—
Additional paid-in capital	7,005	7,617
Accumulated other comprehensive loss	(1)	(7)
Accumulated deficit	(4,486)	(5,043)
Total stockholders’ equity	2,518	2,567
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$3,687	$3,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts, which are reflected in thousands, and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Revenue	$939	$1,095	$2,750	$3,157
Cost of revenue	247	309	709	882
Gross profit	692	786	2,041	2,275
Operating expenses:
Operations and support	62	70	203	218
Research and development	169	194	479	561
Sales and marketing	206	242	640	706
General and administrative	87	106	319	291
Total operating expenses	525	612	1,641	1,776
Income from operations	166	174	401	499
Other income (expense), net	(1)	1	1	1
Interest income	16	6	45	18
Income before provision for income taxes	181	182	447	517
Provision for income taxes	37	34	81	114
Net income	$144	$147	$366	$403
Accretion related to Series A redeemable convertible preferred stock	(2)	(2)	(7)	(7)
Net income attributable to common stockholders, basic	$142	$145	$359	$396
Accretion related to Series A redeemable convertible preferred stock	2	2	7	7
Net income attributable to common stockholders, diluted	$144	$147	$366	$403
Net income per share attributable to common stockholders:
Basic	$0.54	$0.62	$1.37	$1.68
Diluted	$0.51	$0.60	$1.30	$1.61
Weighted-average shares used in computing net income per share attributable to common stockholders:
Basic	264,895	232,964	263,314	235,699
Diluted	283,176	247,591	282,479	250,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

Net income	$144	$147	$366	$403
Other comprehensive income (loss):
Net unrealized loss on available-for-sale marketable securities, net of tax	—	—	—	(1)
Change in foreign currency translation adjustments	(2)	—	5	(6)
Total other comprehensive income (loss)	(2)	—	5	(6)
Comprehensive income	$142	$147	$372	$397

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

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY, CONTINUED
(in millions, except share amounts, which are reflected in thousands)
(unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at June 30, 2026	5,833	$200	233,035	$—	$7,289	$(7)	$(4,959)	$2,322
Accretion of Series A redeemable convertible preferred stock	—	2	—	—	(2)	—	—	(2)
Conversion of Series A redeemable convertible preferred stock to common stock	(5,833)	(203)	5,833	—	203	—	—	203
Issuance of common stock upon settlement of restricted stock units	—	—	3,060	—	—	—	—	—
Exercise of common stock options	—	—	176	—	2	—	—	2
Common stock withheld or cancelled for tax obligation and net settlement	—	—	(84)	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	130	—	—	130
Repurchase and retirement of common stock	—	—	(4,886)	—	—	—	(231)	(231)
Net income	—	—	—	—	—	—	147	147
Balances at September 30, 2026	—	$—	237,134	$—	$7,617	$(7)	$(5,043)	$2,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2026

OPERATING ACTIVITIES
Net income	$366	$403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	65	97
Stock-based compensation expense	253	341
Impairments of long-lived assets and other assets	21	7
Provision for bad debts	12	8
Amortization of operating lease right-of-use assets	7	4
Deferred income taxes	66	99
Other	(4)	2
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(35)	65
Prepaid expenses and other assets	46	51
Accounts payable	(3)	11
Accrued and other current liabilities	(17)	(13)
Deferred revenue	18	9
Operating lease liabilities	(7)	(2)
Other long-term liabilities	(2)	4
Net cash provided by operating activities	788	1,085
INVESTING ACTIVITIES
Purchases of marketable securities	(230)	(17)
Maturities of marketable securities	221	42
Purchases of property and equipment, including capitalized internal-use software	(49)	(46)
Acquisitions of businesses, net of cash acquired	(105)	(58)
Other investing activities	(1)	(10)
Net cash used in investing activities	(163)	(89)
FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(21)	(12)
Proceeds from exercise of stock options	8	6
Changes in advances from payment card issuer	41	31
Repurchases of common stock	(272)	(921)
Other financing activities	—	(2)
Net cash used in financing activities	(245)	(898)
Effect of foreign exchange on cash, cash equivalents, and restricted cash and cash equivalents	4	(2)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	384	96
Cash, cash equivalents, and restricted cash and cash equivalents - beginning of period	1,449	827
Cash, cash equivalents, and restricted cash and cash equivalents - end of period	$1,833	$923
The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPLEBEAR INC. DBA INSTACART
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2026
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net	$41	$4
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized as internal-use software	$33	$31
Conversion of Series A redeemable convertible preferred stock to common stock	$—	$203
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION RELATED TO LEASES
Remeasurement of operating lease right-of-use assets	$17	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
Cash and cash equivalents	$1,690	$830
Restricted cash and cash equivalents, current	126	93
Restricted cash and cash equivalents, noncurrent	18	—
Total cash, cash equivalents, and restricted cash and cash equivalents	$1,833	$923

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
Pending Merger

On October 28, 2026, the Company entered into a definitive agreement to be acquired by DoorDash (as defined below). Refer to Note 17 — Subsequent Events for additional information.

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions)
Transaction	$670	$764	$1,979	$2,242
Advertising and other	269	331	771	915
Total revenue	$939	$1,095	$2,750	$3,157
Revenue by geographic areas based on bill-to location was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions)
United States	$906	$1,045	$2,646	$3,012
International (1)	33	51	104	145
Total revenue	$939	$1,095	$2,750	$3,157
___________
(1) No individual international country represented 10% or more of the Company’s total revenue for the three or nine months ended September 30, 2025 or 2026.
Contract Assets and Liabilities
The Company records deferred revenue, which is a contract liability, when the Company receives customer payments in advance of the performance obligations being satisfied on the Company’s contracts. Deferred revenue primarily consists of balances related to Instacart+ memberships. Substantially all of the Company’s deferred revenue as of December 31, 2025 and September 30, 2026 is expected to be recognized within a year. For the nine months ended September 30, 2025 and 2026, the Company recognized revenue of $187 million and $195 million, respectively, from the deferred revenue balance as of December 31, 2024 and 2025.

There were no material contract assets as of December 31, 2025 or September 30, 2026.
Concentrations of Credit Risk
The following customers accounted for 10% or more of the Company’s accounts receivable:

	As of December 31,	As of September 30,
	2025	2026

Customer A	11%	11%
Customer E	12%	*
___________
* Customer did not account for 10% or more of accounts receivable.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	Fair Value Measurements
The following tables summarize assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$293	$—	$—	$293
Commercial paper	—	13	—	13
U.S. government and government agency debt securities	—	10	—	10
Total cash equivalents	293	23	—	316
Short-term marketable securities
Commercial paper	—	7	—	7
U.S. government and government agency debt securities	—	41	—	41
Corporate debt securities	—	2	—	2
Total short-term marketable securities	—	50	—	50
Long-term marketable securities
U.S. government and government agency debt securities	—	81	—	81
Total long-term marketable securities	—	81	—	81
Total	$293	$153	$—	$446

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash equivalents
Money market funds	$502	$—	$—	$502
Commercial paper	—	47	—	47
Corporate debt securities	—	3	—	3
Total cash equivalents	502	51	—	553
Short-term marketable securities
Commercial paper	—	8	—	8
U.S. government and government agency debt securities	—	89	—	89
Total short-term marketable securities	—	97	—	97
Long-term marketable securities
U.S. government and government agency debt securities	—	8	—	8
Total long-term marketable securities	—	8	—	8
Total	$502	$156	$—	$658

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
There were no transfers of financial instruments between Level 1, Level 2, and Level 3 for the three or nine months ended September 30, 2025 or 2026.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.	Investments
For purposes of computing realized gains and losses, the cost of investments sold is based on the specific-identification method. The gross unrealized gains and losses related to the Company’s available-for-sale debt securities as of December 31, 2025 and September 30, 2026 were immaterial.
The following table summarizes the amortized cost and fair value of the Company’s available-for-sale debt securities with a stated maturity date:

	As of December 31,		As of September 30,
	2025		2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Within one year	$366	$366	$650	$650
One year through five years	81	81	8	8
Total	$446	$446	$658	$658

6.	Property and Equipment, Net
Property and equipment, net of accumulated depreciation and amortization, consisted of the following:

	Estimated Useful Life	As of December 31,	As of September 30,
		2025	2026

	(in years)	(in millions)
Computer equipment	3	$18	$21
Furniture and fixtures	5	5	5
Leasehold improvements	2-8	15	15
Capitalized internal-use software	2-5	307	370
Total property and equipment		345	412
Less: Accumulated depreciation and amortization		(127)	(198)
Total property and equipment, net		$218	$213

Depreciation expense related to the Company’s property and equipment was $1 million and $1 million for the three months ended September 30, 2025 and 2026, respectively, and $5 million and $4 million for the nine months ended September 30, 2025 and 2026, respectively. Amortization expense related to the Company’s internal-use software, which is primarily recorded within cost of revenue in the condensed consolidated statements of operations, was $17 million and $27 million for the three months ended September 30, 2025 and 2026, respectively, and $42 million and $74 million for the nine months ended September 30, 2025 and 2026, respectively.

For the three months ended September 30, 2025 and 2026, the Company capitalized $23 million and $22 million of internal-use software costs, respectively. For the nine months ended September 30, 2025 and 2026, the Company capitalized $78 million and $67 million of internal-use software costs, respectively.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic Information

The following table summarizes the Company’s long-lived assets, consisting of property and equipment and operating lease right-of-use assets, net of accumulated depreciation and amortization, by geographic area:

	As of December 31,	As of September 30,
	2025	2026

	(in millions)
United States	$215	$209
Canada	32	30
Other	1	1
Total long-lived assets, net	$248	$239

Long-lived assets attributed to the United States, Canada, and other international geographies are based on the country in which the asset is located.

7.	Business Combinations
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

2026 Business Combinations

During the nine months ended September 30, 2026, the Company completed individually immaterial acquisitions, each of which was accounted for as a business combination, for an aggregate purchase consideration of $59 million in cash. Based on the preliminary allocation of aggregate purchase consideration at the respective acquisition dates, the Company recorded $27 million of identifiable intangible assets and $35 million of goodwill.

8.	Goodwill and Intangible Assets, Net
Goodwill

The following table summarizes the activity in the carrying amount of goodwill for the nine months ended September 30, 2026:

Amount

(in millions)
Balance as of December 31, 2025	$393
Additions related to business acquisitions	35
Balance as of September 30, 2026	$428

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets, Net

Intangible assets, net of accumulated amortization, resulting from business combinations and asset purchases consisted of the following:

	As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$92	$(73)	$19	1.8
Customer relationships	66	(27)	39	8.7
Patents	17	(7)	10	4.9
Other	9	(6)	3	5.9
Total intangible assets, net	$184	$(113)	$71

	As of September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Useful Life

	(in millions)			(in years)
Developed technology	$100	$(76)	$24	4.3
Customer relationships	75	(33)	42	8.7
Patents	17	(9)	8	4.3
Other	5	(4)	1	5.0
Total intangible assets, net	$197	$(123)	$75
Amortization expense was $7 million and $6 million for the three months ended September 30, 2025 and 2026, respectively, and $19 million for each of the nine months ended September 30, 2025 and 2026.

As of September 30, 2026, the remaining intangible asset amortization was as follows:

Amount

Year ending December 31,	(in millions)
Remainder of 2026	$4
2027	15
2028	12
2029	9
2030	8
Thereafter	27
Total	$75

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Accrued and Other Current Liabilities
Accrued and other current liabilities were as follows:

	As of December 31,	As of September 30,
	2025	2026

	(in millions)
Accrued legal and regulatory matters	$158	$89
Accrued shopper and merchant liability (1)	103	92
Accrued advertising	53	78
Accrued compensation and benefits	28	31
Accrued professional, legal, and contractor services	51	63
Sales and indirect tax liabilities	31	30
Insurance reserves	72	97
Advances from payment card issuer	22	53
Gift cards and rewards	47	44
Other	67	63
Total	$634	$641
___________
(1) Accrued merchant liability primarily includes liabilities to certain retailers for payment of goods.

10.	Commitments and Contingencies
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

The Company did not modify, enter into, or acquire any material leasing arrangements for the three or nine months ended September 30, 2025 or 2026.

Sales and Indirect Taxes
The Company pays applicable state, franchise, and other taxes in state and local jurisdictions in which the Company conducts business. In the United States, the Company is under audit by various tax authorities with regard to sales and indirect tax matters. The subject matter of these audits primarily relates to the reporting of sales on behalf of the Company’s third-party sellers or tax treatment applied to the sale of the Company’s services in these jurisdictions. The Company believes it properly accrues and pays taxes according to its understanding of the tax requirements in each taxing jurisdiction; however, it is possible that tax authorities may question the Company’s interpretation of taxability. As such, there is a high degree of complexity involved in the interpretation and application of state and local sales and indirect tax rules to the Company’s activities. As a result, the Company maintains a reserve related to potential tax, interest, or penalties that may become due. Significant judgments are made by the Company in estimating these reserves which includes assessing the taxability of goods or services transacted using the Company’s technology platform. The Company maintains such reserves until the respective statute of limitations has passed or upon conclusion of an audit examination with the relevant tax authorities, at which point the tax exposure and related interest and penalties are released. The reserve balance was $13 million and $18 million as of December 31, 2025 and September 30, 2026, respectively, and was included within other long-term liabilities on the condensed consolidated balance sheets. The releases and losses recognized related

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to these reserves, net of audit payments, for the three and nine months ended September 30, 2025 and 2026 were immaterial and were recorded within general and administrative expense in the condensed consolidated statements of operations.
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
The Company has also been, is currently, and may in the future be involved in administrative audits with various state and local enforcement agencies, including audits related to shopper classification, state and local ordinance requirements, and unemployment insurance and workers’ compensation contributions. The Company is currently involved in such audits in several states. The Company believes that it complies with applicable legal requirements and that shoppers are properly classified as independent contractors; therefore, the Company disputes that it is obligated to provide such additional benefits under state law and plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits are still uncertain; however, the Company records a liability within accrued and other current liabilities when it believes that it is both probable that a loss has been incurred and the amount can be estimated. The results of these audits, assessments, or any negotiated agreements with these agencies, may result in additional payments, including settlement payments, penalties, and interest, and such additional amounts could have a material impact on the Company’s business, financial condition, results of operations, and cash flows.

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

To the extent the Company has agreed to settle outstanding claims or where the Company has concluded it is probable that a resolution may be reached at an amount of loss that is estimable, the loss has been recognized within general and administrative expense in the condensed consolidated statements of operations. During periods where the settled amount is less than the loss reserved or if the Company estimates that an outstanding claim is less than that previously recorded, the Company will recognize a reserve release related to the claims within general and administrative expense in the condensed consolidated statements of operations. For the three months ended September 30, 2025 and 2026, the Company recognized immaterial losses related to these claims. For the nine months ended September 30, 2025 and 2026, the Company recognized a loss of $45 million and a net reserve release of an immaterial amount related to these claims, respectively. The actual losses incurred on claims that have not been resolved may differ from the initial estimates of loss, and such differences could be material.

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

The Credit Agreement contains customary events of default, certain financial covenants, and other affirmative and negative covenants that restrict the Company’s ability and certain of its subsidiaries’ ability to, among others, incur indebtedness, create liens, make fundamental changes, make restricted payments, make certain investments, and enter into certain transactions with affiliates. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
As of September 30, 2026, there were no revolving loans outstanding under the Credit Agreement. Debt issuance costs incurred in securing the Credit Agreement were immaterial.

12.	Redeemable Convertible Preferred Stock
Series A Redeemable Convertible Preferred Stock
Immediately following the closing of its initial public offering (“IPO”) in September 2023, the Company authorized and issued 5,833,333 shares of Series A redeemable convertible preferred stock at a price of $30.00 per share for proceeds of $175 million. There were no changes to the terms of the Series A redeemable convertible preferred stock during the nine months ended September 30, 2026.
The Company presented the Series A redeemable convertible preferred stock outside of stockholders’ equity as mezzanine equity until its conversion (as described below) because the shares contained redemption features that were not solely within the Company’s control. The Company accreted the carrying value to its redemption value over the period from issuance through the conversion date. The accretion was $2 million for each of the three months ended September 30, 2025 and 2026 and $7 million for each of the nine months ended September 30, 2025 and 2026. No dividends were declared or paid for the three or nine months ended September 30, 2025 or 2026.
On September 21, 2026, the third anniversary of the issue date, the 10-day volume-weighted average price (“VWAP”) of the Company’s common stock immediately preceding such date exceeded the conversion price of $30.00 per share. As such, and pursuant to the Certificate of Designation of the Series A redeemable convertible preferred stock, on September 21, 2026, the holder elected to convert all 5,833,333 outstanding shares of Series A redeemable convertible preferred stock into 5,833,333 shares of the Company’s common stock. Upon conversion, the carrying value of $203 million was reclassified to common stock and additional paid-in capital, and no gain or loss was recognized. As of September 30, 2026, no shares of Series A redeemable convertible preferred stock were outstanding.
On September 24, 2026, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware eliminating from the Company’s Amended and Restated Certificate of Incorporation all provisions of the Certificate of Designation of the Series A redeemable convertible preferred stock. The shares previously designated as Series A redeemable convertible preferred stock returned to the status of authorized but undesignated preferred stock.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	Stockholders’ Equity
Stock Repurchase Program

In June 2024, the Company’s board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million, $1 billion, $2.5 billion, and $3.5 billion in November 2024, May 2025, November 2025, and April 2026, respectively.

For the three and nine months ended September 30, 2026, the Company repurchased and immediately retired a total of 4,885,941 and 22,085,858 shares of its common stock, respectively, for an aggregate amount, including broker commissions, fees, and excise taxes, of $231 million and $959 million, respectively, under this share repurchase program, which, for the nine months ended September 30, 2026, included shares received and immediately retired upon the completion of the ASR Agreement (as described below). As of September 30, 2026, the Company had $768 million remaining available to repurchase shares pursuant to the repurchase program.

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

The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. For the three and nine months ended September 30, 2026, the excise tax recognized as part of the cost basis of shares acquired was immaterial.

Pursuant to the Merger Agreement (as defined below), the Company agreed that, until the earlier of the completion of the Merger (as defined below) and the termination of the Merger Agreement, it will not repurchase, redeem, or otherwise acquire shares of its common stock without the consent of DoorDash, subject to certain exceptions. Refer to Note 17 — Subsequent Events for additional information on the Merger Agreement.

Common Stock Reserved for Future Issuance

The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis:

	As of December 31,	As of September 30,
	2025	2026

	(in thousands)
Series A redeemable convertible preferred stock	5,833	—
Restricted stock units	15,959	16,105
Stock options outstanding	6,489	5,842
Shares available for issuance under the 2023 Equity Incentive Plan	54,419	56,543
Shares available for issuance under the 2023 Employee Stock Purchase Plan	12,400	14,829
Total	95,100	93,319

The holders of common stock are entitled to receive dividends out of funds that are legally available, when and if declared by the board of directors and subject to approval from the holders of the Series A redeemable convertible preferred stock through its conversion on September 21, 2026. Refer to Note 12 — Redeemable Convertible Preferred Stock for further information. Pursuant to the Merger Agreement (as defined below), the Company agreed that, until the

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
earlier of the completion of the Merger (as defined below) and the termination of the Merger Agreement, it will not declare or pay dividends or make other distributions of its capital stock without the consent of DoorDash (as defined below). Refer to Note 17 — Subsequent Events for additional information on the Merger Agreement. No dividends were declared or paid for the three or nine months ended September 30, 2025 or 2026.
Pursuant to the automatic increase feature of the 2023 Equity Incentive Plan, during the three months ended March 31, 2026, an additional 12,143,367 shares were reserved for issuance effective January 1, 2026.
Stock Options

The following table summarizes the activity related to the Company’s stock options during the nine months ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value

	(in thousands)		(in years)	(in millions)
As of January 1, 2026	6,489	$11.82	2.29	$216
Options exercised	(647)	$9.11
As of September 30, 2026	5,842	$12.12	1.59	$183
Options vested and exercisable as of September 30, 2026	5,842	$12.12	1.59	$183
Restricted Stock Units
The following table summarizes the activity related to the Company’s restricted stock units (“RSUs”) during the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share

	(in thousands)
Unvested and outstanding as of January 1, 2026	15,959	$41.72
Granted	13,095	$41.78
Vested	(10,158)	$41.82
Vested and not settled	(5)	$31.01
Forfeited	(2,790)	$40.64
Unvested and outstanding as of September 30, 2026	16,100	$41.89

Stock-Based Compensation Expense Summary

The following table summarizes stock-based compensation expense by line item in the condensed consolidated statements of operations:

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions)
Cost of revenue	$3	$2	$7	$7
Operations and support	3	4	11	13
Research and development	56	68	148	198
Sales and marketing	13	20	43	51
General and administrative	7	25	45	71
Total stock-based compensation expense	$82	$120	$253	$341

As of September 30, 2026, there was $540 million of unrecognized stock-based compensation expense related to unvested awards which are expected to vest and to be recognized over a weighted-average period of 1.35 years.

The amount of stock-based compensation expense capitalized related to the development of internal-use software was $10 million for each of the three months ended September 30, 2025 and 2026. The amount of stock-based compensation expense capitalized related to the development of internal-use software was $33 million and $31 million for the nine months ended September 30, 2025 and 2026, respectively.
2023 Employee Stock Purchase Plan

The Company’s board of directors adopted, and the Company’s stockholders approved, the 2023 Employee Stock Purchase Plan (“the ESPP”), which became effective immediately prior to the effectiveness of the registration statement on Form S-1 filed under the Securities Act in connection with the Company’s IPO.

As of September 30, 2026, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the Company’s board of directors, or its compensation committee under its delegation, as the administrator of the ESPP. Pursuant to the automatic increase feature of the ESPP, during the three months ended March 31, 2026, an additional 2,428,673 shares were reserved for issuance under the ESPP effective January 1, 2026.

14.	Income Taxes
The Company’s provision for income taxes for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter.

The Company’s effective tax rates for each period presented are the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company’s effective tax rate was 20.6% and 19.0% for the three months ended September 30, 2025 and 2026, respectively. The Company’s effective tax rate was 18.0% and 22.1% for the nine months ended September 30, 2025 and 2026, respectively. The Company’s provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate primarily due to tax effects of stock-based compensation recognized, U.S. research and development credits generated, and the income taxes generated in U.S. states and foreign jurisdictions.

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15.	Net Income per Share Attributable to Common Stockholders
The computation of basic and diluted net income per share attributable to common stockholders was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions, except share amounts, which are reflected in thousands, and per share amounts)
Numerator:
Net income	$144	$147	$366	$403
Less: Accretion related to Series A redeemable convertible preferred stock	(2)	(2)	(7)	(7)
Net income attributable to common stockholders, basic	$142	$145	$359	$396
Add: Accretion related to Series A redeemable convertible preferred stock	2	2	7	7
Net income attributable to common stockholders, diluted	$144	$147	$366	$403
Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	264,895	232,964	263,314	235,699
Weighted-average effect of dilutive securities:
Series A redeemable convertible preferred stock	5,833	5,199	5,833	5,620
Stock options	4,993	4,417	5,164	4,423
Restricted stock units	7,407	5,010	8,120	4,275
Unvested restricted non-voting common stock	47	—	47	—
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	283,176	247,591	282,479	250,015
Net income per share attributable to common stockholders:
Basic	$0.54	$0.62	$1.37	$1.68
Diluted	$0.51	$0.60	$1.30	$1.61
The following potentially dilutive outstanding securities were excluded from the computation of diluted income per share attributable to common stockholders because their effect was not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in thousands)
Stock options	384	384	384	384
Restricted stock units	782	550	782	550
Total	1,166	934	1,166	934

The following potentially dilutive outstanding securities were excluded from the table above because they are subject to performance-based vesting conditions that were not achieved as of those dates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in thousands)
Restricted stock units	335	—	335	—
Total	335	—	335	—

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16.	Segment Information
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
Significant expenses within net income include cost of revenue, operations and support, research and development, sales and marketing, and general and administrative, which are each separately presented on the Company’s condensed consolidated statements of operations. Stock-based compensation expense is also a significant expense within net income. Refer to Note 13 — Stockholders’ Equity for additional information about the Company’s stock-based compensation expense. Other segment items include interest income, other income (expense), net, and income before provision for income taxes on the condensed consolidated statements of operations.

Geographic information is included in Note 3 — Revenue and Note 6 — Property and Equipment, Net.

17.	Subsequent Events
Caper Wind-Down
On October 25, 2026, the Company’s board of directors made the determination to wind down Caper Cart operations (the “Caper Wind-Down”). This decision was made to re-align resources to support the Company’s strategic priorities. The Caper Wind-Down is expected to be substantially completed by the end of the second quarter of 2027.

The Company expects to record pre-tax charges of approximately $55 million to $80 million related to the Caper Wind-Down, primarily in the fourth quarter of 2026. The Company expects $30 million to $50 million of these charges to result in future cash expenditures. These estimates are subject to a number of assumptions, and actual amounts and timing may differ materially.

Merger Agreement
On October 28, 2026, the Company entered into an Agreement and plan of merger (the “Merger Agreement”) with DoorDash, Inc. (“DoorDash”), and Ibiza Merger Sub, Inc., a wholly owned subsidiary of DoorDash (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving as a wholly owned subsidiary of DoorDash. The Company’s board of directors unanimously approved the Merger Agreement and resolved to recommend that the Company’s stockholders adopt it.

At the effective time of the Merger, each outstanding share of the Company’s common stock (other than shares held by the Company, DoorDash, Merger Sub or any direct or indirect wholly owned subsidiary of the Company or DoorDash, and shares held by stockholders who validly exercise appraisal rights under Delaware law) will be converted into the right to receive, at the holder’s election and without interest: (i) $65.00 in cash; (ii) 0.3372 shares of DoorDash Class A common stock; or (iii) $48.75 in cash plus 0.0843 shares of DoorDash Class A common stock. Stock elections are subject to a proration mechanism, under which the aggregate stock consideration issued in respect of stock and mixed elections cannot exceed the amount that would be issued if all converting shares received the mixed consideration in (iii) above. If stock elections exceed the applicable maximum, each holder’s stock-election shares will receive stock consideration on a pro rata basis, with the remaining stock-election shares receiving cash consideration. Shares for which no valid election is made will receive the cash consideration. DoorDash may elect to issue Class C common stock instead of Class A common stock, subject to conditions in the Merger Agreement. If DoorDash makes that election and the applicable five-trading-day volume-weighted average trading price of its Class C common stock is less than that of its Class A common stock, the exchange ratios applicable to the Class C common stock will be adjusted upward so that holders receive the same value as

MAPLEBEAR INC. DBA INSTACART
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
they would have received in Class A common stock, subject to, and in accordance with, the terms of the Merger Agreement.

Either party may terminate the Merger Agreement if the Merger has not closed within 12 months of the agreement date, which date is subject to up to four automatic three-month extensions if only antitrust conditions remain unsatisfied, among other termination rights. The Company would be required to pay DoorDash a termination fee of $650 million in specified circumstances, including termination by the Company to accept a superior proposal or termination by DoorDash following an adverse recommendation change by the Company’s board of directors. If the Merger Agreement is terminated because stockholders do not adopt it, the Company must reimburse DoorDash’s expenses of up to $25 million, which would be credited against any termination fee that later becomes payable. DoorDash would be required to pay the Company $1.25 billion in specified regulatory-related termination circumstances.

The completion of the Merger is subject to customary closing conditions, including, among others, the adoption of the Merger Agreement by the Company’s stockholders and the receipt of required regulatory approvals under applicable antitrust laws.

The Merger is expected to close at the end of 2027 or in the first half of 2028. The foregoing summary does not purport to be complete and is qualified in its entirety by the Merger Agreement, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 29, 2026. The Merger Agreement has no effect on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026.

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

Macroeconomic Impacts

Our business, financial condition, customer acquisition and retention, and key business metrics, including GTV and orders, may be impacted by macroeconomic trends affecting our markets and industry and consumer shopping habits, such as inflation and interest rate fluctuations, the effects of supply chain challenges, the impact of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, and uncertainty related thereto, geopolitical conflicts, regulatory changes, regulatory scrutiny, uncertainty regarding an economic recession and its impact on consumer behavior, and the effects of severe weather patterns.

Caper Wind-Down

On October 25, 2026, our board of directors made the determination to wind down Caper Cart operations (the “Caper Wind-Down”). This decision was made to re-align resources to support our strategic priorities. The Caper Wind-Down is expected to be substantially completed by the end of the second quarter of 2027.

We expect to record pre-tax charges of approximately $55 million to $80 million related to the Caper Wind-Down, primarily in the fourth quarter of 2026. We expect $30 million to $50 million of these charges to result in future cash expenditures. These estimates are subject to a number of assumptions, and actual amounts and timing may differ materially.

Proposed Merger with DoorDash

On October 28, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DoorDash, Inc. (“DoorDash”) and Ibiza Merger Sub, Inc., a wholly owned subsidiary of DoorDash (“Merger Sub”), pursuant to which Merger Sub will merge with and into Maplebear Inc., with Maplebear Inc. surviving as a wholly owned subsidiary of DoorDash (the “Merger”). At the effective time of the Merger, each outstanding share of our common stock (other than excluded shares and shares for which appraisal rights are properly demanded and perfected, as described in the Merger Agreement) will be converted into the right to receive, at the holder’s election and without interest, $65.00 in cash, 0.3372 shares of DoorDash Class A common stock, or $48.75 in cash plus 0.0843 shares of DoorDash Class A common stock. Stock elections are subject to proration, with any stock-election shares exceeding the applicable maximum receiving cash consideration on a pro rata basis. Shares for which no valid election is made will receive the cash consideration. DoorDash may elect to issue Class C common stock instead of Class A common stock, subject to conditions in the Merger Agreement. If DoorDash makes that election and the applicable five-trading-day volume-weighted average trading price of its Class C common stock is less than that of its Class A common stock, the exchange ratios applicable to the Class C common stock will be adjusted upward so that holders receive the same value as they would have received in Class A common stock, subject to, and in accordance with, the terms of the Merger Agreement. The Merger is expected to close at the end of 2027 or in the first half of 2028, subject to stockholder and regulatory approvals and other conditions set forth in the Merger Agreement. Until the effective time of the Merger, we will continue to operate as an independent company. Refer to Note 17 — Subsequent Events for additional details regarding the Merger.

The proposed Merger is subject to a number of risks and uncertainties, and there is no assurance that it will close on the timing anticipated or at all. See “Risk Factors—Risks Related to our Proposed Merger with DoorDash” in Part II, Item 1A.

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

Key Financial and Operational Highlights

We use the following financial and key business metrics to help us evaluate the health of our business, identify trends affecting our performance, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,
	2025	2026	% Change

	(in millions, except percentages)
GTV	$9,170	$10,528	15%
Orders	83.4	91.4	10%
Revenue	$939	$1,095	17%
Gross profit	$692	$786	14%
Gross margin	74%	72%
Gross profit as a percent of GTV	7.5%	7.5%
Net income	$144	$147	2%
Net income as a percent of revenue	15%	13%
Net income as a percent of GTV	1.6%	1.4%
Adjusted EBITDA (1)	$278	$342	23%
Adjusted EBITDA margin (1)	30%	31%
Adjusted EBITDA as a percent of GTV (1)	3.0%	3.2%
Net cash provided by operating activities	$287	$324	13%
Free cash flow (1)	$272	$307	13%
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

In the third quarter of 2026, GTV increased to $10,528 million, or 15% growth, compared to the same period of 2025, primarily driven by the increase in orders and higher average order value.
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

In the third quarter of 2026, orders increased to 91.4 million, or 10% growth, compared to the same period of 2025, driven primarily by new customers and increased engagement of existing customers.

Gross Profit, Gross Margin, and Gross Profit as a Percent of GTV

Gross profit is defined as revenue less cost of revenue, and gross margin is defined as gross profit as a percent of revenue. We believe that gross profit, gross margin, and gross profit as a percent of GTV are important indicators of the growth and efficiencies of our business.

In the third quarter of 2026, gross profit increased to $786 million, or 14% growth, compared to the same period of 2025, primarily driven by the increase in total revenue. Gross margin decreased from 74% to 72% in the third quarter of 2026, compared to the same period of 2025, primarily due to cost of revenue growing faster than revenue.

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other (income) expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation, (vii) certain legal and regulatory reserve changes and settlements, (viii) reserves for sales and other indirect taxes, net, (ix) certain transaction-related expenses, and (x) certain other items not indicative of our ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue. For more information about how we use these non-GAAP financial measures in our business, the limitations of these measures, and reconciliations of these measures to the most directly comparable GAAP financial measures, see the section titled “—Non-GAAP Financial Measures.”

In the third quarter of 2026, Adjusted EBITDA increased to $342 million, or 23% growth, compared to the same period of 2025, primarily driven by a combination of strong GTV growth, higher advertising and other revenue, and operating leverage. Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin can vary significantly as we continue to make substantial investments to fuel our growth and scale our business.

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment, including capitalized internal-use software.

In the third quarter of 2026, free cash flow increased to $307 million, or 13%, compared to the same period of 2025, primarily due to favorable changes in accrued liabilities and prepaid expenses and other assets, partially offset by higher accounts receivable outstanding in the third quarter of 2026.

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
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes consists primarily of income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct business. Our provision for (benefit from) income taxes differs from the United States (“U.S.”) federal statutory income tax rate primarily due to the tax effects of stock-based compensation recognized, federal research and development credits generated, and the income taxes generated in U.S. states and foreign jurisdictions. Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income.

Results of Operations
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions)
Revenue	$939	$1,095	$2,750	$3,157
Cost of revenue (1)(2)	247	309	709	882
Gross profit	692	786	2,041	2,275
Operating expenses:
Operations and support (1)(2)	62	70	203	218
Research and development (1)(2)	169	194	479	561
Sales and marketing (1)(2)	206	242	640	706
General and administrative (1)(2)	87	106	319	291
Total operating expenses	525	612	1,641	1,776
Income from operations	166	174	401	499
Other income (expense), net	(1)	1	1	1
Interest income	16	6	45	18
Income before provision for income taxes	181	182	447	517
Provision for income taxes	37	34	81	114
Net income	$144	$147	$366	$403
___________
(1) Amounts include depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions)
Cost of revenue	$20	$29	$49	$79
Operations and support	—	1	1	2
Research and development	2	2	6	6
Sales and marketing	3	2	7	7
General and administrative	1	1	3	3
Total depreciation and amortization expense	$25	$35	$65	$97

(2) Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions)
Cost of revenue	$3	$2	$7	$7
Operations and support	3	4	11	13
Research and development	56	68	148	198
Sales and marketing	13	20	43	51
General and administrative	7	25	45	71
Total stock-based compensation expense	$82	$120	$253	$341

The following table summarizes the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(as a percent of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	26	28	26	28
Gross profit	74	72	74	72
Operating expenses:
Operations and support	7	6	7	7
Research and development	18	18	17	18
Sales and marketing	22	22	23	22
General and administrative	9	10	12	9
Total operating expenses	56	56	60	56
Income from operations	18	16	15	16
Other income (expense), net	—	—	—	—
Interest income	2	1	2	1
Income before provision for income taxes	19	17	16	16
Provision for income taxes	4	3	3	4
Net income	15%	13%	13%	13%

Comparison of the Three and Nine Months Ended September 30, 2025 and 2026

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions)				(in millions)
Transaction	$670	$764	$94	14%	$1,979	$2,242	$263	13%
Advertising and other	269	331	62	23%	771	915	144	19%
Total revenue	$939	$1,095	$157	17%	$2,750	$3,157	$407	15%

The increase in transaction revenue during the third quarter of 2026, compared to the same period of 2025, was primarily driven by growth in GTV, which grew 15%, increased fulfillment efficiencies, and lower consumer incentives, partially offset by lower payment revenue.
The increase in transaction revenue during the first nine months of 2026, compared to the same period of 2025, was primarily driven by growth in GTV, which grew 14%, increased fulfillment efficiencies, and lower consumer incentives, partially offset by lower payment revenue.

The increase in advertising and other revenue during the third quarter of 2026, compared to the same period of 2025, was primarily driven by interrelated factors, including an increase in advertising volume, activity on our platform, and broad-based strength across large, mid-size, and emerging brand partners. Advertising and other investment rate increased by 21 basis points to 3.1% during the third quarter of 2026, compared to the same period of 2025, as advertising and other revenue grew faster than GTV.
The increase in advertising and other revenue during the first nine months of 2026, compared to the same period of 2025, was primarily driven by interrelated factors, including an increase in advertising volume, activity on our platform, and broad-based strength across large, mid-size, and emerging brand partners. Advertising and other investment rate increased by 12 basis points to 2.9% during the first nine months of 2026, compared to the same period of 2025, as advertising and other revenue grew faster than GTV.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Cost of revenue	$247	$309	$62	25%	$709	$882	$173	24%
Gross profit	$692	$786	$95	14%	$2,041	$2,275	$234	11%
Gross margin	74%	72%			74%	72%

The increase in cost of revenue during the third quarter of 2026, compared to the same period of 2025, was primarily due to an increase of $24 million in credit card processing fees, an increase of $15 million in payments to publishers, and an increase of $9 million in depreciation and amortization expense, primarily related to capitalized internal-use software.
The increase in cost of revenue during the first nine months of 2026, compared to the same period of 2025, was primarily due to an increase of $61 million in credit card processing fees, an increase of $38 million in payments to publishers, and an increase of $30 million in depreciation and amortization expense, primarily related to capitalized internal-use software.

The increase in gross profit during the three and nine months ended September 30, 2026, compared to the same periods of 2025, was primarily driven by the increase in total revenue due to the factors described above. The decrease in gross margin during the three and nine months ended September 30, 2026, compared to the same period of 2025, was primarily due to cost of revenue growing faster than revenue.
Operations and Support Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Operations and support	$62	$70	$8	12%	$203	$218	$16	8%
Percent of revenue	7%	6%			7%	7%
The increase in operations and support expense during the three and nine months ended September 30, 2026, compared to the same periods of 2025, was immaterial.
Research and Development Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Research and development	$169	$194	$25	15%	$479	$561	$82	17%
Percent of revenue	18%	18%			17%	18%

The increase in research and development expense during the third quarter of 2026, compared to the same period of 2025, was primarily due to a net increase of $18 million in total compensation costs.
The increase in research and development expense during the first nine months of 2026, compared to the same period of 2025, was primarily due to an increase of $60 million in total compensation costs driven by a net increase in stock-based compensation expense, reflecting the year-over-year impact of shifting our first quarterly vesting date for our annual equity refresh grants from August to May.

Sales and Marketing Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$206	$242	$36	17%	$640	$706	$66	10%
Percent of revenue	22%	22%			23%	22%

The increase in sales and marketing expense during the third quarter of 2026, compared to the same period of 2025, was primarily due to an increase of $24 million in marketing costs, primarily from increased paid marketing, and a net increase of $15 million in total compensation costs.
The increase in sales and marketing expense during the first nine months of 2026, compared to the same period of 2025, was primarily due to an increase of $36 million in marketing costs, primarily from increased paid marketing, and a net increase of $22 million in total compensation costs.
General and Administrative Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$87	$106	$18	21%	$319	$291	$(27)	(9)%
Percent of revenue	9%	10%			12%	9%

The increase in general and administrative expense during the third quarter of 2026, compared to the same period of 2025, was primarily due to a net increase of $19 million in total compensation costs primarily driven by the reversal of previously recognized stock-based compensation expense of $17 million related to the departure of the former chief executive officer in the third quarter of 2025.
The decrease in general and administrative expense during the first nine months of 2026, compared to the same period of 2025, was primarily due to a net decrease of $55 million in accruals for legal matters and sales and indirect taxes, partially offset by a net increase of $29 million in total compensation costs primarily driven by the reversal of previously recognized stock-based compensation expense of $17 million related to the departure of the former chief executive officer in the third quarter of 2025.
Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions)				(in millions)
Interest income	$16	$6	$(10)	(61)%	$45	$18	$(27)	(61)%

The decrease in interest income during the three and nine months ended September 30, 2026, compared to the same periods of 2025, was primarily due to a reduction in the average balance of our cash equivalents and lower interest rates.
Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2026	$ Change	% Change	2025	2026	$ Change	% Change

	(in millions)				(in millions)
Provision for income taxes	$37	$34	$(3)	(8)%	$81	$114	$33	41%

The decrease in the provision for income taxes during the three months ended September 30, 2026, compared to the same period of 2025, was immaterial.

The increase in the provision for income taxes during the nine months ended September 30, 2026, compared to the same period of 2025, was due to an increase in pre-tax book income, lower tax deductible stock-based compensation expense, and fewer U.S. research and development credits generated.
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

Adjusted EBITDA, Adjusted EBITDA as a Percent of GTV, and Adjusted EBITDA Margin

We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) provision for (benefit from) income taxes, (ii) interest income, (iii) other (income) expense, net, (iv) depreciation and amortization expense, (v) stock-based compensation expense, (vi) payroll taxes related to stock-based compensation, (vii) certain legal and regulatory reserve changes and settlements, (viii) reserves for sales and other indirect taxes, net, (ix) certain transaction-related expenses, and (x) certain other items not indicative of our ongoing operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA as a percent of revenue.

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

Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin should not be considered as alternatives to net income (loss), net income (loss) as a percent of GTV, net income (loss) as a percent of revenue, or any other measure of financial performance calculated and presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin rather than net income (loss), net income (loss) as a percent of GTV, and net income (loss) as a percent of revenue, which are the most directly comparable GAAP measures. Some of these limitations are that each of Adjusted EBITDA, Adjusted EBITDA as a percent of GTV, and Adjusted EBITDA margin:

•does not reflect provision for or benefit from income taxes that reduces or increases cash available to us;
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
•does not reflect the positive or adverse adjustments related to the reserve for sales and other indirect taxes or certain legal and regulatory reserve changes and settlements;
•excludes certain transaction-related expenses; and
•excludes certain other items not indicative of our ongoing operating performance.
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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Net income	$144	$147	$366	$403
Adjusted to exclude the following:
Provision for income taxes	37	34	81	114
Interest income	(16)	(6)	(45)	(18)
Other (income) expense, net	1	(1)	(1)	(1)
Depreciation and amortization expense	25	35	65	97
Stock-based compensation expense	82	120	253	341
Payroll taxes related to stock-based compensation (1)	4	4	18	17
Certain legal and regulatory reserve changes and settlements (2)	2	4	47	(7)
Reserves for sales and other indirect taxes, net (3)	(1)	4	(2)	4
Certain transaction-related expenses (4)	—	1	1	5
Adjusted EBITDA	$278	$342	$784	$955
GTV	$9,170	$10,528	$27,372	$31,166
Net income as a percent of GTV	1.6%	1.4%	1.3%	1.3%
Adjusted EBITDA as a percent of GTV	3.0%	3.2%	2.9%	3.1%
Revenue	$939	$1,095	$2,750	$3,157
Net income as a percent of revenue	15%	13%	13%	13%
Adjusted EBITDA margin	30%	31%	29%	30%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(2) Represents certain legal and regulatory reserve changes and settlements, including those related to worker classification and policy matters, as well as non-recurring intellectual property matters and legal and regulatory settlements. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing, and therefore are distinct from normal, recurring legal and regulatory matters and related expenses incurred in our ongoing operating performance.
(3) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(4) Represents certain transaction-related expenses, including acquisition- and integration-related expenses.

Adjusted Cost of Revenue and Adjusted Cost of Revenue as a Percent of GTV

We define adjusted cost of revenue as cost of revenue excluding depreciation and amortization expense, stock-based compensation expense, and certain other items not indicative of our ongoing operating performance. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature. We exclude certain other items as they are not indicative of our ongoing operating performance.

The following table provides a reconciliation of cost of revenue to adjusted cost of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Cost of revenue	$247	$309	$709	$882
Adjusted to exclude the following:
Depreciation and amortization expense	(20)	(29)	(49)	(79)
Stock-based compensation expense	(3)	(2)	(7)	(7)
Adjusted cost of revenue	$225	$278	$653	$795
Cost of revenue as a percent of GTV	2.7%	2.9%	2.6%	2.8%
Adjusted cost of revenue as a percent of GTV	2.5%	2.6%	2.4%	2.6%

Adjusted Operations and Support Expense and Adjusted Operations and Support Expense as a Percent of GTV

We define adjusted operations and support expense as operations and support expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, and certain other items not indicative of our ongoing operating performance. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards and certain other items as they are not indicative of our ongoing operating performance.

The following table provides a reconciliation of operations and support expense to adjusted operations and support expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Operations and support expense	$62	$70	$203	$218
Adjusted to exclude the following:
Depreciation and amortization expense	—	(1)	(1)	(2)
Stock-based compensation expense	(3)	(4)	(11)	(13)
Payroll taxes related to stock-based compensation (1)	—	—	(1)	(1)
Adjusted operations and support expense	$58	$65	$190	$203
Operations and support expense as a percent of GTV	0.7%	0.7%	0.7%	0.7%
Adjusted operations and support expense as a percent of GTV	0.6%	0.6%	0.7%	0.7%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.

Adjusted Research and Development Expense and Adjusted Research and Development Expense as a Percent of GTV

We define adjusted research and development expense as research and development expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, and certain other items not indicative of our ongoing operating performance. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature and we exclude payroll taxes related to the vesting and settlement of certain equity awards and certain other items as they are not indicative of our ongoing operating performance.

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Research and development expense	$169	$194	$479	$561
Adjusted to exclude the following:
Depreciation and amortization expense	(2)	(2)	(6)	(6)
Stock-based compensation expense	(56)	(68)	(148)	(198)
Payroll taxes related to stock-based compensation (1)	(2)	(2)	(11)	(10)
Adjusted research and development expense	$109	$122	$315	$347
Research and development expense as a percent of GTV	1.8%	1.8%	1.8%	1.8%
Adjusted research and development expense as a percent of GTV	1.2%	1.2%	1.1%	1.1%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.

Adjusted Sales and Marketing Expense and Adjusted Sales and Marketing Expense as a Percent of GTV

We define adjusted sales and marketing expense as sales and marketing expense excluding depreciation and amortization expense, stock-based compensation expense, payroll taxes related to stock-based compensation, certain transaction-related expenses, and certain other items not indicative of our ongoing operating performance. We exclude depreciation and amortization expense and stock-based compensation expense as they are non-cash in nature and we exclude payroll taxes related to the vesting and settlement of certain equity awards, certain transaction-related expenses, and certain other items as they are not indicative of our ongoing operating performance.

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Sales and marketing expense	$206	$242	$640	$706
Adjusted to exclude the following:
Depreciation and amortization expense	(3)	(2)	(7)	(7)
Stock-based compensation expense	(13)	(20)	(43)	(51)
Payroll taxes related to stock-based compensation (1)	(1)	(1)	(3)	(3)
Adjusted sales and marketing expense	$191	$220	$588	$645
Sales and marketing expense as a percent of GTV	2.3%	2.3%	2.3%	2.3%
Adjusted sales and marketing expense as a percent of GTV	2.1%	2.1%	2.1%	2.1%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.

Adjusted General and Administrative Expense and Adjusted General and Administrative Expense as a Percent of GTV

We define adjusted general and administrative expense as general and administrative expense excluding depreciation and amortization expense; stock-based compensation expense; payroll taxes related to stock-based compensation; certain legal and regulatory reserve changes and settlements; reserves for sales and other indirect taxes, net; certain transaction-related expenses; and certain other items not indicative of our ongoing operating performance. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards; certain legal and regulatory reserve changes and settlements; reserves for sales and other indirect taxes, net; certain transaction-related expenses; and certain other items as they are not indicative of our ongoing operating performance.

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions, except percentages)
General and administrative expense	$87	$106	$319	$291
Adjusted to exclude the following:
Depreciation and amortization expense	(1)	(1)	(3)	(3)
Stock-based compensation expense	(7)	(25)	(45)	(71)
Payroll taxes related to stock-based compensation (1)	(1)	(1)	(3)	(3)
Certain legal and regulatory reserve changes and settlements (2)	(2)	(4)	(47)	7
Reserves for sales and other indirect taxes, net (3)	1	(4)	2	(4)
Certain transaction-related expenses (4)	—	(1)	(1)	(5)
Adjusted general and administrative expense	$78	$69	$221	$213
General and administrative expense as a percent of GTV	1.0%	1.0%	1.2%	0.9%
Adjusted general and administrative expense as a percent of GTV	0.8%	0.7%	0.8%	0.7%

___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(2) Represents certain legal and regulatory reserve changes and settlements, including those related to worker classification and policy matters, as well as non-recurring intellectual property matters and legal and regulatory settlements. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing, and therefore are distinct from normal, recurring legal and regulatory matters and related expenses incurred in our ongoing operating performance.
(3) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(4) Represents certain transaction-related expenses, including acquisition- and integration-related expenses.

Adjusted Total Operating Expenses and Adjusted Total Operating Expenses as a Percent of GTV

We define adjusted total operating expenses as the sum of adjusted operations and support expense, adjusted research and development expense, adjusted sales and marketing expense, and adjusted general and administrative expense. We exclude depreciation and amortization expense and stock-based compensation expense as these are non-cash in nature. We exclude payroll taxes related to the vesting and settlement of certain equity awards; certain legal and regulatory reserve changes and settlements; reserves for sales and other indirect taxes, net; certain transaction-related expenses; and certain other items as they are not indicative of our ongoing operating performance.

The following table provides a reconciliation of operating expenses to adjusted total operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions, except percentages)
Total operating expenses	$525	$612	$1,641	$1,776
Adjusted to exclude the following:
Depreciation and amortization expense	(6)	(6)	(16)	(18)
Stock-based compensation expense	(79)	(117)	(246)	(333)
Payroll taxes related to stock-based compensation (1)	(3)	(4)	(18)	(16)
Certain legal and regulatory reserve changes and settlements (2)	(2)	(4)	(47)	7
Reserves for sales and other indirect taxes, net (3)	1	(4)	2	(4)
Certain transaction-related expenses (4)	—	(1)	(1)	(5)
Adjusted total operating expenses	$436	$476	$1,314	$1,407
Total operating expenses as a percent of GTV	5.7%	5.8%	6.0%	5.7%
Adjusted total operating expenses as a percent of GTV	4.8%	4.5%	4.8%	4.5%
___________
(1) Represents employer payroll taxes related to the vesting and settlement of certain equity awards.
(2) Represents certain legal and regulatory reserve changes and settlements, including those related to worker classification and policy matters, as well as non-recurring intellectual property matters and legal and regulatory settlements. These matters have limited precedent, cover extended historical periods and are unpredictable in both magnitude and timing, and therefore are distinct from normal, recurring legal and regulatory matters and related expenses incurred in our ongoing operating performance.
(3) Represents sales and other indirect tax reserves, net of abatements, for periods in which we were unable to collect such taxes from customers. We believe this adjustment is useful for investors in understanding our underlying operating performance because in these cases, the taxes were not intended to be a cost to us but rather are to be borne by the customers.
(4) Represents certain transaction-related expenses, including acquisition- and integration-related expenses.

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment, including capitalized internal-use software.

The following table provides a reconciliation of net cash provided by operating activities to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

	(in millions)
Net cash provided by operating activities	$287	$324	$788	$1,085
Purchases of property and equipment, including capitalized internal-use software	(15)	(17)	(49)	(46)
Free cash flow	$272	$307	$739	$1,040

Liquidity and Capital Resources

We finance our operations primarily through fees received from retailers, customers, and brands. As of September 30, 2026, we had cash and cash equivalents of $830 million and marketable securities of $105 million, which were primarily held for working capital purposes.

Although we have generated profit in recent periods, including net income of $403 million for the nine months ended September 30, 2026, we have historically experienced significant net losses as reflected in our accumulated deficit of $5.0 billion as of September 30, 2026. While we generated positive cash flows from operating activities for the years ended December 31, 2024 and 2025 and for the nine months ended September 30, 2026, our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

Our working capital and operating cash flows fluctuated and continue to fluctuate significantly from period to period as a result of new initiatives, the timing of payments made to and/or received from retailers, shoppers, and vendors, and certain transaction types, such as those involving EBT SNAP and alcohol sales, which have a more significant impact on our working capital and operating cash flow due to the variability, magnitude, and timing of retailer reimbursements. Additionally, we make substantial weekly payments to shoppers on Tuesdays and Sundays for services delivered on Instacart and, therefore, we expect our reported cash and cash flows from operating activities to be impacted based on the day of the week of each reporting period. Furthermore, due to the timing of funding to a certain payment card issuer, we may experience an increase in short-term liabilities based on the day of the week of the last day of each reporting period. Additionally, if the Merger Agreement with DoorDash is terminated under certain circumstances specified in the Merger Agreement, including termination by us to accept a superior proposal or termination by DoorDash following an adverse recommendation change by our board of directors, we would be required to pay DoorDash a termination fee of $650 million. If the Merger Agreement with DoorDash is terminated under specified regulatory-related circumstances, DoorDash would be required to pay us $1.25 billion. Refer to Note 17 — Subsequent Events for additional information on the Merger Agreement.

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

Credit Agreement

On May 1, 2026, we entered into a revolving credit agreement with certain lenders (the “Credit Agreement”), which provides for a $500 million unsecured revolving credit facility maturing on April 30, 2031. We are also required to pay a commitment fee of 0.10% per annum on the average daily unused amount of the revolving commitments. As of September 30, 2026, we were in compliance with all covenants under the Credit Agreement and there were no revolving loans outstanding. Refer to Note 11 — Debt for additional information.
Share Repurchases

In June 2024, our board of directors authorized a $500 million share repurchase program, which was subsequently increased to $750 million, $1 billion, $2.5 billion, and $3.5 billion in November 2024, May 2025, November 2025, and April 2026, respectively.

For the nine months ended September 30, 2026, we repurchased and immediately retired 22 million shares of our common stock for an aggregate amount of $959 million, including broker commissions, fees, and excise taxes, under this share repurchase program, which included shares repurchased under the ASR Agreement as described below.

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

Pursuant to the Merger Agreement, we agreed that, until the earlier of the completion of the Merger and the termination of the Merger Agreement, we will not repurchase, redeem, or otherwise acquire shares of our common stock without DoorDash’s consent, subject to certain exceptions. As a result, we do not expect to make any repurchases of our common stock under our share repurchase program while the Merger Agreement is in effect. Refer to Note 17 — Subsequent Events for additional information on the Merger Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2026

	(in millions)
Net cash provided by operating activities	$788	$1,085
Net cash used in investing activities	$(163)	$(89)
Net cash used in financing activities	$(245)	$(898)

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, net cash provided by operating activities was $1,085 million, which consisted of net income of $403 million, adjustments for certain non-cash items of $557 million and net cash inflows from changes in operating assets and liabilities of $126 million. Adjustments for certain non-cash items were primarily driven by stock-based compensation expense of $341 million and a decrease in deferred income taxes of $99 million. The year-over-year increase in cash provided by operating activities was primarily driven by fluctuations in working capital from general business impacts including (i) the timing of customer collections, including the settlement of large accounts receivable balances, and the impact of offering mix on invoiced amounts; (ii) the timing of customer, vendor, and other third-party payments and accruals including legal and regulatory matters, sales and indirect taxes, and insurance; and (iii) the overall growth of our business. Regulatory settlements of $60 million, previously accrued as of December 31, 2025, were paid with cash on hand in January 2026 and were reflected in the operating asset and liability changes noted above.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $89 million, comprised primarily of acquisitions of businesses, net of cash acquired, of $58 million and purchases of property and equipment, including capitalized internal-use software, of $46 million, partially offset by maturities of marketable securities of $42 million.

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

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, net cash used in financing activities was $898 million, comprised primarily of repurchases of common stock of $921 million, partially offset by changes in advances from a payment card issuer of $31 million.

For the nine months ended September 30, 2025, net cash used in financing activities was $245 million, comprised primarily of repurchases of common stock of $272 million and taxes paid related to net share settlement of equity awards of $21 million, partially offset by changes in advances from a payment card issuer of $41 million and proceeds from the exercise of stock options of $8 million.

Contractual Obligations and Commitments
As of September 30, 2026, there have been no material changes from the contractual obligations and commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

If the Merger Agreement with DoorDash is terminated under certain circumstances specified in the Merger Agreement, including termination by us to accept a superior proposal or termination by DoorDash following an adverse recommendation change by our board of directors, we would be required to pay DoorDash a termination fee of $650 million. Refer to Note 17 — Subsequent Events for additional information on the Merger Agreement.

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

Recent Accounting Pronouncements
Refer to Note 2 — Significant Accounting Policies in the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of September 30, 2026, we had cash and cash equivalents of $830 million and marketable securities of $105 million invested in a variety of securities, including money market funds, commercial paper, U.S. government and government agency debt securities, and corporate debt securities. In addition, we had $93 million of restricted cash and cash equivalents primarily due to legally restricted funds maintained in a bank account pursuant to an agreement with a payment card issuer and outstanding letters of credit established in connection with lease agreements for our facilities. Our cash, cash equivalents, and marketable securities are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our condensed consolidated financial statements as of September 30, 2026.
As of September 30, 2026, there were no revolving loans outstanding under the Credit Agreement. We will be exposed to increased interest rate risk if we draw down on the facility. Refer to Note 11 — Debt for additional information.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective and provided reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include the following:
•The completion of the Merger is subject to a number of conditions, many of which are outside of our control, and if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all.
•In order to complete the Merger, we and DoorDash must obtain certain regulatory approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be prevented or delayed or the anticipated benefits of the Merger could be reduced.
•Failure to complete the Merger within the expected timeframe or at all could adversely affect our business, financial condition, results of operations, and stock price.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions on our business activities that could adversely affect our business, financial condition, results of operations, and stock price.
•Lawsuits may arise in connection with the Merger, which could be costly, delay or prevent completion of the Merger, divert management’s attention, and otherwise adversely affect our business, results of operations, and financial condition.
•The value of the per share Stock Consideration (as defined below) or Mixed Consideration (as defined below) payable to our stockholders who elect to receive Stock Consideration or Mixed Consideration in the Merger is subject to changes based on fluctuations in the value of DoorDash common stock (as defined below), and such stockholders may receive consideration with a value that is less than the value implied at the time the Merger Agreement was signed. There is no guarantee that the DoorDash Class C common stock continues to trade together with the DoorDash Class A common stock after the effective time of the Merger.
•The announcement and pendency of the Merger, and uncertainty regarding the Merger, may adversely affect our relationships and our business.
•As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company and may depart.
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

Risks Related to Our Proposed Merger with DoorDash
The completion of the Merger is subject to a number of conditions, many of which are outside of our control, and if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all.
On October 28, 2026, we entered into the Merger Agreement with DoorDash, pursuant to which a wholly owned subsidiary of DoorDash will merge with and into us, with us surviving as a wholly owned subsidiary of DoorDash. The completion of the Merger is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including, among others: (i) adoption of the Merger Agreement by our stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the expiration of any applicable mandatory waiting period, or the receipt of the applicable clearance or affirmative approval, under the Competition Act (Canada) and under the Israeli Economic Competition Law-1988, (iii) the absence of any order issued or law enacted by any governmental entity of competent jurisdiction preventing or prohibiting the consummation of the Merger, (iv) the effectiveness of a registration statement on Form S-4 to be filed by DoorDash registering the shares of DoorDash Class A common stock (or DoorDash Class C common stock, if applicable) issuable in the Merger, (v) authorization for listing on the Nasdaq Global Select Market of the shares of DoorDash Class A common stock (or DoorDash Class C common stock, if applicable) issuable in the Merger, and (vi) certain other conditions set forth in the Merger Agreement.
There can be no assurance that the conditions to completion of the Merger, including the receipt of required regulatory approvals, will be satisfied or waived on a timely basis or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. In particular, governmental authorities, including the U.S. Federal Trade Commission, the U.S. Department of Justice, the Competition Bureau of Canada, the Israel Competition Authority, state attorneys general, and other governmental entities, may seek additional information, challenge the Merger, or impose conditions, terms, obligations, or restrictions on the parties, and there can be no assurance that any such conditions, terms, obligations, or restrictions will not delay or prevent the consummation of the Merger. If we or DoorDash are required to divest assets or businesses, there can be no assurance that we or DoorDash will be able to negotiate such divestitures expeditiously or on favorable terms, or that governmental authorities will approve the terms of such divestitures.
In addition, the Merger Agreement may be terminated under certain specified circumstances, including by either party if the Merger has not been completed by the date that is 12 months after the date of the Merger Agreement, which date will be automatically extended by three months (and may be so extended up to four times, for an aggregate of up to 24 months) if the only conditions that remain unsatisfied relate to the absence of a legal restraint relating to antitrust law or to the receipt of required regulatory approvals. In certain circumstances relating to a failure to obtain required antitrust or regulatory clearances, DoorDash would be required to pay us a termination fee of $1.25 billion. Subject to our rights to specific performance and our rights in respect of fraud or willful and material breach, this fee would be our sole and exclusive remedy against DoorDash, and it may not fully compensate us for the costs, disruption, and lost opportunities we would incur if the Merger is not completed. In addition, DoorDash expects to fund the cash portion of the Merger consideration in part with proceeds of debt financing for which it has obtained a commitment letter. Although DoorDash’s obligation to complete the Merger is not conditioned on its receipt of financing, if financing were unavailable and DoorDash did not complete the Merger, we could be required to seek specific performance, which could be costly, time-consuming, and uncertain.
The Merger Agreement also provides that, under certain circumstances, including if the Merger Agreement is terminated in connection with our entry into an agreement for a superior proposal or an adverse recommendation change by our board of directors, we would be required to pay DoorDash a termination fee of $650 million. In addition, if the Merger Agreement is terminated by either DoorDash or us because our stockholders do not adopt the Merger Agreement, we will be required to reimburse DoorDash’s expenses up to $25 million, which amount will be credited against any company termination fee that subsequently becomes payable. Payment of any such termination fee may require us to use cash that would otherwise have been available for general corporate purposes and other uses.
If the conditions to completion of the Merger are not satisfied or waived, or the Merger Agreement is terminated, we will be unable to complete the Merger.
In order to complete the Merger, we and DoorDash must obtain certain regulatory approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be prevented or delayed or the anticipated benefits of the Merger could be reduced.
The completion of the Merger is conditioned upon, among other things, clearance or approval by various regulatory authorities in the United States and other jurisdictions. As a condition to granting the necessary approvals or clearances, regulatory authorities may impose conditions, terms, obligations, or restrictions or require divestitures or place restrictions on the conduct of the business of the combined company after consummation of the Merger. Any such requirements or restrictions sought by regulatory authorities could negatively affect the business, financial condition, or results of operations of the combined company following completion of the Merger. Any such requirements or restrictions may prevent or delay completion of the Merger or may reduce the anticipated benefits of the Merger, and may have the effect of delaying or preventing completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. We can provide no assurance that these conditions, terms, obligations, or restrictions will not result in the abandonment of the Merger. In the event the Merger is not completed despite our attempts to satisfy any conditions that may be imposed by regulatory authorities, our announcement, if any, of a plan to divest certain assets or businesses, even if abandoned, may adversely affect our relationships with retailers, brands, or other partners. Even if the Merger is completed, any of the foregoing could have a material adverse effect on the business, financial condition, and results of operations of the combined company after completion of the Merger.
Failure to complete the Merger within the expected timeframe or at all could adversely affect our business, financial condition, results of operations, and stock price.
If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks, and our stockholders could be exposed to additional risks, including:
•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the market price of our common stock could decline, and our stockholders may not recover their investment or receive a price for their shares similar to the value implied by the terms of the Merger Agreement;
•we are subject to restrictions on the conduct of our business prior to the completion of the Merger or the termination of the Merger Agreement, which may prevent us from making desirable expenditures, pursuing otherwise attractive business opportunities, and making other changes to our business;
•we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, including for activities that we would not have undertaken other than to complete the Merger, many of which are payable whether or not the Merger is completed and for which we will have received little or no benefit if the Merger is not completed;
•matters relating to the Merger, including any potential termination, may require substantial commitments of time and resources by our management and employees, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company;

•investor confidence in us could decline or we may experience negative publicity or a negative impression of us in the investment community;
•our relationships with existing and prospective retail partners, customers, brand partners, shoppers, other business partners, regulators, suppliers, vendors, investors, and lenders may be adversely affected, and we may be unable to retain key personnel;
•stockholder litigation could be brought against us, including in connection with any failure to consummate the Merger; and
•under certain circumstances, including if the Merger Agreement is terminated in connection with an adverse recommendation change by our board of directors or our entry into an agreement for a Superior Proposal (as defined in the Merger Agreement), we would be required to pay DoorDash a termination fee of $650 million, which may require us to use cash that would otherwise have been available for general corporate purposes and other uses.
If the Merger is not completed within the expected timeframe or at all, any of these risks, individually or in combination, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock. Although the Merger Agreement provides that we may seek specific performance to cause DoorDash to complete the Merger and preserves our right to recover damages for DoorDash’s fraud or willful and material breach (which may include damages based on the loss of the economic benefit of the Merger to our stockholders), there can be no assurance that these remedies will be available or adequate.
While the Merger is pending, we are subject to business uncertainties and contractual restrictions on our business activities that could adversely affect our business, financial condition, results of operations, and stock price.
We have expended, and continue to expend, significant management time and resources in connection with the Merger, which may have a negative impact on our ongoing business and operations. In addition, while the Merger Agreement is in effect, we are required to conduct our business in the ordinary course consistent with past practice in all material respects and to preserve our present beneficial relationships with suppliers, licensors, licensees, and others having material business dealings with us, and we are subject to a variety of specified restrictions absent DoorDash’s prior written consent (which may not be unreasonably withheld, conditioned or delayed). These restrictions include, among other things, limitations on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into or materially modify certain contracts, issue, repurchase, or adjust the terms of our securities, pay dividends, incur certain indebtedness, make certain capital expenditures, settle certain legal actions, take certain actions relating to intellectual property or employee management and compensation, and amend our organizational documents. As a result, we may be unable to pursue strategic transactions, undertake certain financings, or take other actions that we might otherwise have taken, even if such actions would prove beneficial, and we may be unable to respond effectively or in a timely manner to competitive pressures, regulatory developments, and industry changes.
In addition, the Merger Agreement contains “no-shop” provisions that restrict our ability to solicit or engage in discussions or negotiations regarding certain alternative acquisition proposals, and the termination fee payable to DoorDash in certain circumstances could discourage a third party from making a competing proposal that may be more favorable to our stockholders. The pendency of the Merger also exposes us to other risks, including:
•uncertainty in the market for our services, which could lead current and prospective retail partners, customers, brand partners, and shoppers to defer decisions concerning their business with us or to engage with other platforms;
•difficulties maintaining existing, and establishing new, relationships with retailers, brands, suppliers, and other business partners;
•the diversion of management’s attention and resources from our day-to-day operations;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted and their productivity could decline as a result of uncertainty regarding their employment following the Merger;
•the possibility of foregoing business opportunities that we might otherwise pursue absent the pending Merger;
•negative sentiment in the marketplace with respect to the Merger, which could adversely affect investor confidence in us;

•the costs, fees, and expenses related to the Merger Agreement and the Merger, including the cost of professional services, regulatory compliance, and litigation; and
•other developments beyond our control, including changes in domestic or global economic conditions, that may affect the timing or success of the Merger.
The adverse effects of the pendency of the Merger could be exacerbated by any delay in completion of the Merger or termination of the Merger Agreement. If any of these effects were to occur, they could adversely affect our business, cash flows, results of operations, and financial condition, as well as the market price of our common stock, regardless of whether the Merger is completed.
Lawsuits may arise in connection with the Merger, which could be costly, delay or prevent completion of the Merger, divert management’s attention, and otherwise adversely affect our business, results of operations, and financial condition.
Litigation in connection with the acquisition of public companies is common, regardless of the merits of the underlying transaction. Lawsuits, including putative stockholder complaints and class action complaints, may be filed against us, our directors and officers, or DoorDash challenging the Merger, the adequacy of the disclosures in the registration statement and proxy statement/prospectus, or other aspects of the transaction. Governmental entities or private parties may also bring proceedings challenging the Merger under antitrust or competition laws, and we and DoorDash have agreed to defend any such proceedings, including through final, non-appealable judgment, which could be lengthy and costly and could delay or prevent completion of the Merger.
The outcome of any such litigation is uncertain. Regardless of the outcome, litigation may be time-consuming and expensive and may distract our management and employees from running the day-to-day operations of our business. The costs of defense, including costs associated with the indemnification of our directors and officers, the diversion of management’s attention and resources to address the claims and counterclaims, and the possibility of adverse judgments or settlements, may materially and adversely affect our business, results of operations, prospects, and financial condition. If any lawsuit is successful in obtaining an order enjoining the Merger, the Merger may not be consummated within the expected timeframe or at all. In addition, if the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may also result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with retailers, customers, brands, shoppers, suppliers, and other business partners, or otherwise harm our business and financial condition.
The value of the per share Stock Consideration or Mixed Consideration payable to our stockholders who elect to receive Stock Consideration or Mixed Consideration in the Merger is subject to changes based on fluctuations in the value of DoorDash common stock, and such stockholders may receive consideration with a value that is less than the value implied at the time the Merger Agreement was signed.
In the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by us, DoorDash, Merger Sub, or any direct or indirect wholly owned subsidiary of us or DoorDash and shares held by stockholders who have exercised and perfected appraisal rights for such shares in accordance with Delaware law) will be converted into the right to receive, at the election of the holder and subject to the proration procedures described below: (i) $65.00 in cash, without interest (the “Cash Consideration”), (ii) 0.3372 shares (the “Stock Exchange Ratio”) of DoorDash Class A common stock, subject to DoorDash’s election to issue the Alternative Stock Consideration (as defined below), without interest (the “Stock Consideration”), or (iii) $48.75 in cash, without interest, plus 0.0843 shares (the “Mixed Exchange Ratio”) of DoorDash Class A common stock, subject to DoorDash’s election to issue the Alternative Stock Consideration, without interest (the “Mixed Consideration”). The total number of shares of our common stock that may be converted into the Stock Consideration is limited, and if stockholders elect the Stock Consideration with respect to more than that number of shares, the shares for which a stock election was made will be reduced pro rata and a portion of those shares will instead be converted into the Cash Consideration. As a result, stockholders that make a stock election may receive a greater proportion of their consideration in cash, and a smaller proportion in DoorDash common stock, than they elected, and no assurance can be given as to the form of consideration that any stockholder will ultimately receive.
DoorDash may elect to issue shares of DoorDash Class C common stock in lieu of DoorDash Class A common stock (the “Alternative Stock Consideration”) as the Stock Consideration and the stock portion of the Mixed Consideration, subject to, and in accordance with, the terms set forth in the Merger Agreement. Any such election (i) must be made prior to the earlier of (x) March 31, 2027 and (y) three months prior to the closing of the Merger, (ii) is subject to the satisfaction of certain conditions, including authorization for listing of the DoorDash Class C common stock on Nasdaq and the issuance by DoorDash of a dividend of at least 0.5 shares of DoorDash Class C common stock on each outstanding share of DoorDash Class A common stock and DoorDash Class B common stock, and (iii) requires DoorDash to provide us with prior, irrevocable written notice. If DoorDash elects to issue the Alternative Stock Consideration, the Stock Exchange Ratio, and the Mixed Exchange Ratio will be adjusted to provide for an upward adjustment of the Stock Exchange Ratio and Mixed Exchange Ratio applicable to the DoorDash Class C common stock if the volume-weighted average trading price of the DoorDash Class C common stock for the five consecutive trading days ending on (and including) the trading day immediately prior to the date of the effective time of the Merger is less than that of the DoorDash Class A common stock, so that our stockholders receive the same value as they would have received in DoorDash Class A common stock, subject to, and in accordance with, the terms set forth in the Merger Agreement. The DoorDash Class C common stock does not have voting rights but is otherwise identical to the DoorDash Class A common stock. There is no guarantee that the DoorDash Class C common stock continues to trade together with the DoorDash Class A common stock after the effective time of the Merger.
The Stock Exchange Ratio and the Mixed Exchange Ratio are fixed and will not be adjusted for changes in the market price of DoorDash Class A common stock or of our common stock, and the Cash Consideration and the cash portion of the Mixed Consideration are likewise fixed. Accordingly, the market value of the stock portion of the consideration will fluctuate with the market price of DoorDash Class A common stock, and the value of the consideration that our stockholders receive at the closing may be less than the value implied by the Stock Exchange Ratio or Mixed Exchange Ratio on the date the Merger Agreement was signed, the date of announcement of the Merger, the date of the special meeting, or the date of the election deadline. The Merger Agreement does not provide either party with a right to terminate the Merger Agreement, or to adjust the consideration, based solely on changes in the market price of DoorDash Class A common stock or our common stock.
At the time our stockholders vote on the adoption of the Merger Agreement, and at the time they make an election, they will not know the actual market value of the shares of DoorDash Class A common stock (or, if DoorDash elects to issue the Alternative Stock Consideration, DoorDash Class C common stock) (such applicable class, the “DoorDash common stock”) that they will receive if and when the Merger is completed. Fluctuations in the market price of DoorDash common stock may be caused by changes in the businesses, operations, results, and prospects of DoorDash and of us, market expectations of the likelihood that the Merger will be completed and of the timing of completion, regulatory considerations, DoorDash’s incurrence of indebtedness to fund the cash portion of the Merger consideration, competition in our industries, general market and economic conditions, or other factors, many of which are beyond our and DoorDash’s control. Because the Merger may not be completed until a significant period of time has passed after the special meeting, the market value of DoorDash common stock at the time of closing could vary significantly from its value on the date of this report or the date of the special meeting.
In addition, if the Merger is completed, all of our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our strategy as an independent company. Our stockholders who receive DoorDash common stock will become stockholders of DoorDash and will be subject to the risks of owning DoorDash common stock, including stock price volatility and general fluctuations in stock markets that could have a material adverse effect on the market for, or liquidity of, DoorDash common stock. Furthermore, the issuance of shares of DoorDash common stock as part of the Merger could have the effect of depressing the market price of the DoorDash common stock. After the closing of the Merger, the combined company could encounter additional transaction-related costs or fail to realize intended benefits of the Merger, which could cause a decrease in the market price of the DoorDash common stock.
The announcement and pendency of the Merger, and uncertainty regarding the Merger, may adversely affect our relationships and our business.
The Merger will occur only if the conditions in the Merger Agreement are satisfied or waived, and accordingly there may be uncertainty regarding the completion of the Merger. Uncertainty as to whether, when, and on what terms the Merger will be completed may adversely affect our relationships with our retailers, customers, brands, shoppers, regulators, suppliers, vendors, and other business partners. For example, retail partners, brand partners, and other counterparties may delay or defer decisions concerning contracting or working with us, reduce the amounts they spend or commit to spend with us, seek to change or terminate existing business relationships with us (including by exercising any change-of-control, consent, or termination rights under their agreements with us), or consider entering into business relationships with parties other than us. Retail partners that compete with DoorDash or that are concerned about the combined company’s commercial practices may be particularly likely to do so. Shoppers and customers may likewise alter their engagement with our platform. Changes to or terminations of these relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement, and these effects could persist even if the Merger is not completed.
As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or the combined company and may depart.
Our success depends in large part on the continued service of our executive officers and other employees and on our ability to attract and retain qualified personnel. Our current and prospective employees may experience uncertainty about their roles and future employment with us or the combined company following the completion of the Merger, or may decide that they do not wish to continue their employment with the combined company after the Merger. This uncertainty, together with any perceived changes to compensation, benefits, or equity awards, the value of which will depend in part on the market price of DoorDash common stock following the Merger, may impair our ability to recruit prospective employees and to retain and motivate existing employees, and employees may be distracted from their responsibilities, resulting in a decline in productivity. As a result, employees may depart, and the loss of officers or other employees could materially harm our business, results of operations, and financial condition. Because the Merger Agreement contains certain contractual restrictions on our ability, without DoorDash’s consent, to grant material increases in compensation or severance to, or to enter into new employment, consulting, severance, or termination agreements with, our directors and executive officers, we may have limited flexibility to respond to retention challenges. These adverse effects could be exacerbated by any delay in the completion of the Merger for any reason, including delays associated with obtaining required regulatory approvals. Likewise, if the Merger is not completed, we may face challenges in hiring and retaining employees as a result of the uncertainty or other conditions associated with the pendency or termination of the Merger, which could materially harm our business, results of operations, and financial condition.
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
•successfully complete the Merger, including on the expected timing, and realize the intended benefits of the Merger;
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
In addition, our ability to forecast, and to provide guidance to investors regarding future operating results and key financial metrics is inherently uncertain. Our business is complex, relatively young, and subject to significant impacts from events or evolving regulations beyond our control. All forecasts should be viewed as our good faith expectation at the time originally made, but not accorded undue weight.
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
•dissatisfaction with the user experience on our platform, new and current offerings, or changes we make to our offerings; or
•uncertainty regarding the pendency of the Merger.
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
We have significantly scaled and expanded our business and operations, which has led to increased usage of our offerings from new and existing customers. Accordingly, we have limited experience in, and data and results from, operating our business at its current scale, scope, and complexity and in a rapidly evolving market and economic environment. In addition, in October 2026, we entered into the Merger Agreement with DoorDash and face uncertainty regarding our ability to complete the Merger on the anticipated timing or at all, as well as certain restrictions upon the conduct of our business pursuant to the Merger Agreement. As a result, our ability to plan for future operations and strategic initiatives, predict future results of operations, and plan for and model future growth in orders, GTV, revenue, expenses, and prospects is subject to significant risk and uncertainty as compared to companies with longer and more consistent operating histories and in more stable macroeconomic or regulatory environments and industries. In particular, we face risks and challenges relating to our ability to, among other things:
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
Our ability to attract and retain retailers depends on our ability to generate revenue for them. Retailers will not continue to do business with us if they do not believe that partnering with Instacart will generate a competitive return relative to other alternatives, including from our competitors. Retailers have in the past chosen, and could continue to choose, to partner with other online grocery platforms (exclusively or otherwise) or develop or acquire their own online grocery platforms, in either case in a specific geographic market or overall. Retailers may also choose to develop, acquire, or partner with other companies (exclusively or otherwise) for access to products and offerings for specific use cases, fulfillment options, features, or technologies, such as advertising and retail media platforms, prepared meals, shopping cart or checkout technologies, and others. Our future growth depends in part on our ability to not only engage new retailers but also to retain and expand existing retailer engagement with Instacart. However, retailers may decrease their engagement with Instacart based on factors that may not be within our control or whose impacts are difficult to predict. For example, macroeconomic effects from supply shortages and inflation have previously resulted in fluctuations in consumer shopping behaviors and preferences. An increase in retailer operating costs, or other deterioration in the financial condition of retailers, whether due to macroeconomic conditions or otherwise, could cause retailers to raise prices, renegotiate contract terms, or cease operations, which we expect may influence our retailer fee terms. Further, as we expand our own offerings, changes in the mix of customer engagement with our existing and new use cases, fulfillment options, features, and technologies, as well as any changes in online shopping behaviors, may also result in a decrease in engagement for certain retailers, due to less favorable economics or changes in retailers’ strategic focus. In addition, uncertainty as to whether, when, and on what terms the Merger will be completed may adversely affect our relationships with retailers. We may not be able to accurately predict the extent of the impact of the factors above on our business and growth initiatives and resulting new trends in retailer strategies and preferences, including due to our limited experience in operating our business at its current scale, scope, and complexity and limited historical data regarding impacts of these factors, which may harm our revenue growth, margin, and results of operations.
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
We are continuing to build, grow, and scale our Instacart Ads offerings and our advertising revenue model. Our agreements with brand partners provide that service fees are paid for continually promoting a brand during the duration of the term applicable to a given advertising campaign. Contracts applicable to a given advertising campaign are typically less than one year in duration. We primarily recognize revenue in the amount that we have the right to invoice as advertising services are rendered, which occurs upon delivery of clicks, upon delivery of impressions, over the contract term on a fixed fee basis, or upon redemption of coupons. Payment for our advertising offerings is generally due 30 to 90 days after receipt of invoice. Although we have significantly grown our advertising and other revenue and launched a number of new advertising capabilities in recent years, we are still optimizing and refining the execution of our growth strategy for our Instacart Ads offerings and face certain challenges associated with scaling such newer offerings. As such, there is no assurance that this advertising revenue model will continue to be successful or that we will generate increasing advertising revenue, and the pace of expansion of our Ads offerings may fluctuate. To sustain or increase our advertising revenue, we must attract new brands and encourage existing brands to maintain or increase their advertising spend on Instacart given we do not typically have long-term commitments from brands. To do this, we must expand the number of markets and surfaces where we offer advertising, attract new retailers, marketplaces, and platforms and expand our relationships with existing retailers, marketplaces, and platforms, acquire new customers and increase the engagement of existing customers, and increase the breadth and functionality of our advertising products to create more value for our brand partners, including new advertising formats, new measurement tools, increased brand awareness, and other capabilities to deliver attractive return on investment to brand partners. If we are unable or choose not to expand our advertising markets, develop or pursue innovative advertising models and offerings, expand our relationships with more retailers, marketplaces, and platforms, acquire new customers or increase the engagement of existing customers, or acquire new brand partners or increase the engagement of existing brand partners, we may not be able to successfully grow our advertising and other revenue. In addition, uncertainty as to whether, when, and on what terms the Merger will be completed may adversely affect our relationships with brand partners. Further, our advertising and other revenue growth rate and our advertising and other investment rate have fluctuated and may continue to fluctuate, particularly during periods of acceleration or deceleration in our GTV growth. Our advertising and other investment rate may also fluctuate if we generate more GTV from sources where we do not provide advertising or where we have recently enabled advertising, such as from certain new offerings or use cases and from retailers’ owned and operated online storefronts including those utilizing Instacart API that do not partner with Carrot Ads.
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
With respect to Instacart Enterprise platform, our current and potential competitors include, but are not limited to: (i) companies that are focused on the online grocery enterprise services industry, as well as larger enterprise software companies that have products and services that provide retailers with some of the benefits we offer through Instacart Enterprise platform, (ii) micro-fulfillment or automated warehouse providers that support grocery retailers’ owned and operated offerings, such as Ocado, and (iii) existing and potential retailers on Instacart who develop or may in the future develop their own enterprise ecommerce system. In addition, our competitors include companies that provide point solutions for individual components of Instacart’s ecommerce offering such as picking technology, retail media network solutions, and AI-powered grocery tools. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including retailers. While there may be costs to switch between enterprise products, retailers may shift to the platform that offers the lowest service fee for their products and provides the highest volume of orders, or build their own. Our Instacart Enterprise platform also includes in-store technology offerings, including FoodStorm, Carrot Tags, and other in-store applications, which face competition from other retailer technology solution providers, such as Amazon and Hanshow.
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
The number of shoppers on Instacart could decline or fluctuate as a result of a number of factors, including shoppers choosing not to provide their services through Instacart as a result of being dissatisfied with their earnings potential, our pay model or changes to our pay model, changes to the terms of our independent contractor agreement, shopper incentives, our retail partners, having a poor experience on Instacart, or deciding to pursue other work opportunities. Many shoppers provide services part-time and have other independent contracting work or employment. Factors outside of our control, including macroeconomic factors, and improvements in labor markets, may cause shoppers to cease providing services on Instacart and become employees elsewhere. In addition, uncertainty as to whether, when, and on what terms the Merger will be completed may adversely affect our relationships with shoppers. Shopper dissatisfaction has in the past resulted in shopper protests, coordinated shopper work stoppages, shoppers choosing not to provide their services through Instacart, and negative press. Any protests, work stoppages, or refusals to provide services may result in interruptions to our business or negative publicity and may otherwise harm our business and reputation. While we have implemented strategic initiatives and commitments to bolster our reputation with shoppers in the past, and intend to continue implementing such initiatives and commitments in the future, there can be no assurance that these will be effective to retain shoppers and maintain or improve our reputation with shoppers.
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
•the pendency of the Merger or the failure to complete the Merger in a timely manner or at all;
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

We, our retail partners, and our third-party providers regularly experience cyberattacks and other security incidents, and we expect such attacks and incidents to continue. For example, we regularly experience credential stuffing attacks in which malicious third parties use credentials compromised in data breaches suffered by other companies or otherwise improperly obtain credentials to access shopper or customer accounts on Instacart, as well as sophisticated social engineering attacks, which, if successful, could lead to the installation of malware on our network and unauthorized access to and acquisition of information. It is increasingly difficult and costly to detect, investigate, mitigate, contain, and remediate a security incident. Actions taken by us, our retail partners, or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business, which presents additional opportunities for threat actors to gain access to other networks and systems. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems, or gain access to our networks and systems after a compromise of one of our retail partner’s networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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
Our business and future growth prospects depend in part on the ability of our existing and potential customers and shoppers to access our offerings and technology capabilities at any time and within an acceptable amount of time. Instacart is built upon a complex system composed of many interoperating components and incorporates software that is highly extensive. Our software, including open-source software that is incorporated into our code, may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been released, and we have in the past released, and may in the future release, new software that inadvertently causes interruptions in the availability or functionality of Instacart. Bugs or errors in our software, including open-source software that is incorporated into our code, misconfigurations of our systems, and unintended interactions between systems have in the past and could in the future result in our failure to comply with certain federal, state, or foreign reporting obligations, cause downtime that would impact the availability of our service to retailers, customers, brands, or shoppers, cause incorrect calculations relating to the prices or discounts available to consumers, cause incorrect calculations relating to the payments we make to or fees we receive from or charge to retailers, customers, brands, or shoppers, or create vulnerabilities in our systems which bad actors may exploit to perpetrate fraud or otherwise harm our business. We have from time to time found defects or errors in our system and may discover additional defects or errors in the future that could result in platform unavailability or system disruption. In addition, we have experienced, and may in the future experience, disruptions, outages, operational errors, and other performance problems due to a variety of other factors, including infrastructure changes, introductions of new functionality, defects in third-party software, human errors, capacity constraints due to an overwhelming number of customers accessing our offerings and technology capabilities simultaneously, website hosting disruptions, cloud provider disruptions, interruptions to business and operations due to malicious actors utilizing bots or other automated means to access Instacart, denial of service attacks, or other security-related incidents. In addition, retailers have experienced, and may in the future experience, these issues, which have impacted the ability of customers and shoppers to place and fulfill orders with those retailers. These events have resulted and may continue to result in losses in revenue including through increased fraud activity and issuing appeasement credits and refunds as well as incentives for future orders to impacted customers and losses of customers or retailers due to perceived weaknesses in our systems and protective measures. In addition, the affected party could seek monetary recourse from us for their losses, and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems or adequate remedies within an acceptable period of time. Moreover, some of our offerings rely on the software and technology capabilities of third parties, our strategic partners, or our collaborators, all of which are subject to the interruption and performance problem risks described above and which have required and will require third-party collaboration to detect and remediate.
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
Our ability to develop new offerings, features, and functionality to meet industry demands is important to our value proposition to retailers, consumers, brands, and shoppers, and if we fail to continue to successfully innovate, we could lose existing retailers, customers, brands, and shoppers, which could impact our growth and results of operations. We are building and improving machine learning models and other technological capabilities to drive improved customer and shopper experience, as well as efficiencies in our operations, such as optimized payment processing, customer service, shopper acquisition and onboarding, automated key support workflows, and batching, picking, and routing algorithms to help shoppers work more efficiently and with greater accuracy in fulfilling orders. While we expect these technologies to lead to improvements in the performance of our offerings and operations, including inventory prediction and customer traffic prediction and management, any flaws or failures of such technologies could cause interruptions or delays in our service, which may harm our business. For example, failure to accurately collect retailer catalog information, which drives item pricing and availability, or reflect changes to those files in our systems could result in significant losses of revenue. We are increasing our investment in product development and hiring and retaining highly skilled engineering personnel to support these efforts, but such investments may not be effective in maintaining or improving the experience for retailers, customers, or shoppers or provide a positive return on investment. In addition, we have in the past chosen, and may in the future choose, to discontinue or wind down, reduce investment in, or otherwise deprioritize development of certain features, offerings, or initiatives that we determine are no longer commercially viable, are less viable than others, or are no longer aligned with our strategic priorities. For example, in October 2026, we announced our decision to wind down Caper Cart operations. In such instances, we may not realize the intended benefits or any benefits from our investments in such features, offerings, or initiatives, and retailers, customers, and brands may be dissatisfied with our decision to discontinue or wind down such features, offerings, or initiatives, which may adversely affect our relationships and their engagement with our platform and offerings. Moreover, we may make these investments and other business decisions that reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve our offerings, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and research analysts covering us and may also not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected. In addition, technological innovation in the online grocery industry from our competitors or other third parties, such as automation or next-generation fulfillment, could render our offerings less desirable or obsolete.
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
To the extent we produce and offer hardware products in the future, this will also involve new or heightened risks to our business, such as manufacturing and inventory risks resulting from supply chain disruptions, user safety risks and additional expenses resulting from product defects, import and export expenses, in particular, if such expenses increase as a result of trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, and other hardware-related costs.
Although we believe these investments will improve our financial results over the long term, they may negatively impact our short-term financial results, which may be inconsistent with the short-term expectations of our stockholders. Moreover, there can be no assurance that retailer, consumer, or brand demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any expenses or liabilities associated with these investments. It is also possible that offerings developed by others will render any new offerings noncompetitive or obsolete. Even if we are successful in expanding our offerings or technologies to enter new markets or areas of business, regulatory authorities may subject us to new rules or restrictions, including in their interpretations of existing retailer or brand collective bargaining agreements, in response to our innovations that could increase our expenses or prevent us from successfully deriving value from these offerings or technologies. For example, our Instacart Health offering may subject us to rules governing the use and processing of health information, such as the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), and regulatory requirements for interacting with health plans, government benefit programs, nonprofits, and other players in the healthcare space. If we do not realize the expected benefits of these investments, our business, financial condition, and results of operations may be harmed.

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
In addition, our future success will depend, in part, upon our continued ability to identify and hire skilled personnel with the skills and technical knowledge that we require, including engineering, software design and programming, marketing, sales, and other key personnel, and our business plans and growth may depend on hiring a significant number of additional employees. Such efforts will require significant time, expense, and attention as there is intense competition for such individuals, and new hires require significant training and time before they achieve full productivity, particularly in new sales segments and territories. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, most of whom are at-will employees. If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. Additionally, the failure to continue hiring new, or the loss of any significant number of our existing engineering personnel could harm our business, financial condition, and results of operations. These risks pertaining to the recruitment, retention, development, motivation, and productivity of our employees may persist or be heightened as a result of any workforce restructuring, and as our workforce becomes increasingly distributed as a result of our Flex First workforce model. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached various legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines or experiences significant volatility

(including as valuations of companies comparable to us decline due to overall market trends, inflation, and related market effects or otherwise), or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees or result in us granting additional equity awards, which would result in additional stock-based compensation expense and further dilution to our stockholders. The pendency of the Merger or the failure to complete the Merger in a timely manner or at all may also affect our ability to attract or retain qualified personnel. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business and future growth prospects will be harmed.
If we cannot maintain our company culture as we grow, our business and competitive position may be harmed.
We believe our culture has been a key contributor to our success to date and that the critical nature of the offerings that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. The pendency of the Merger or the failure to complete the Merger in a timely manner or at all may negatively affect employee morale and productivity and make it difficult to maintain our culture. In addition, we may find it difficult to maintain our company culture if our employees elect to work remotely as permitted by our Flex First workforce model. Remote work, as well as any workforce restructuring may negatively impact employee morale and productivity and may also harm collaboration and innovation. If we fail to maintain our company culture, our business and competitive position may be harmed.
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

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, consumer demands, and competitive pressures. In some circumstances, subject to contractual restrictions set forth in the Merger Agreement, we may choose to expand our services and grow our business through the acquisition of complementary businesses and technologies rather than through internal development. For example, in April 2025, we acquired Marlin9 Holdings, Inc., which operates as Wynshop, a provider of ecommerce retail solutions for grocers and retailers, in April 2026, we acquired Instaleap, a global enablement and fulfillment solutions services platform for retailers, and in July 2026, we acquired Arpalus, a computer vision company for grocery retail. We have also entered in the past, and will continue to seek in the future, subject to contractual restrictions set forth in the Merger Agreement, strategic partnerships, collaborations, commercial arrangements, or alliances with third parties, which we refer to collectively as collaborations. The identification of suitable acquisition candidates or collaborators can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions or collaborations, including as a result of regulatory inquiries or actions by antitrust authorities. In particular, our proposed or completed acquisitions or collaborations may be subject to investigations or enforcement actions by antitrust regulatory bodies in the countries in which we operate. For example, the Department of Justice, the Federal Trade Commission (“FTC”), and various other federal and state-level authorities have recently increased their scrutiny of merger or collaboration activity in the technology sector, including investigations of consumer-facing technology companies’ advertising, pricing, billing, cancellation, and subscription practices, among other areas of scrutiny. Any failure or perceived failure to comply with applicable laws and regulations could subject us to claims and other legal and regulatory proceedings, fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets, and other enforcement actions, and could adversely affect our brand and reputation. In addition, once we have completed an acquisition, we may not be able to successfully integrate the acquired business.
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
We cannot be certain if our operations will continue generating sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our offerings and will require additional funds for such development. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features, or enhance our offerings, improve our operating infrastructure, or acquire complementary businesses and technologies. We have also expended and may continue to expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations. In particular, macroeconomic factors, including trade policies enacted or proposed by the United States, such as tariffs or other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, inflationary pressures, elevated interest rates, actual or perceived risks of an economic recession, and bank failures have caused disruption in the credit and financial markets in the United States and worldwide, which may reduce our ability to access capital and negatively affect our liquidity in the future. In addition, in connection with the Merger, we are restricted under the terms of the Merger Agreement from entering into certain capital-raising transactions which may limit our ability to secure additional funds or prevent us from doing so during the pendency of the Merger. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our offerings, support our business growth, and respond to business challenges could be significantly impaired, and our business may be adversely affected.
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

Some of these laws were adopted prior to the advent of the internet and mobile and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. New laws and regulations have been and may continue to be adopted, implemented, or interpreted to apply to us, and existing laws and regulations that we currently comply with and operate under may be interpreted differently in the future, including as a result of changes to our business and international expansion. Additionally, the scope and interpretation of these laws and regulations, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. law and the laws of other jurisdictions, between U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. Some of these laws and regulations will, or may in the future, require us to change our business and operations, pricing, incentives and promotions, or fee disclosures, which may be costly and harm our customer retention and engagement, limit our ability to attract new customers, and adversely impact our results of operations. Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and in particular, companies in the “gig economy” that rely on the services of independent contractors.
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
•adversely affect our ability to complete the Merger in a timely manner or at all;
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
We have in the past been, are currently, and may in the future become, involved in claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings relating to various matters, including internet usage and access, text messaging, ecommerce, hardware devices, electronic payments, privacy, data security, data protection, data retention, AI, machine learning, automated decision-making, health information privacy and security, intellectual property, pay and fee transparency, pricing on our platform, consumer protection, marketing and advertising (including terms and conditions and disclosure), subscriptions and memberships, gift cards, consumer safety, bodily injury, property damage, food and product safety, product labeling and traceability, import and export, commerce and contracts, competition, zoning and permitting, sustainability, environmental, tax, insurance, transactions involving our securities, weights and measures, alcohol and other age-restricted products, labor and employment, anti-discrimination, collective bargaining, background checks, worker classification, and shopper rights and compensation (including minimum earnings, onboarding, deactivation, and safety). We may also become subject to legal proceedings or claims in connection with the Merger. Any such litigation, arbitration, investigations, and other legal and regulatory proceedings have in the past and may in the future result in fines, monetary damages, civil or criminal liability, forfeiture of significant assets, mandatory injunctions, or consent orders that change or restrict how we operate or require cessation of operations, all of which could have an adverse effect on our business, financial condition, and results of operations. In addition, certain legal proceedings, governmental investigations, or regulatory actions brought against us, whether or not ultimately resolved in our favor, have in the past resulted and may in the future result in significant harm to our reputation, erosion of customer, partner, and investor confidence, and negative public perception of our business, which could, in turn, adversely affect the growth of our business and our financial condition and results of operations. For example, we have received and may continue to receive inquiries from various agencies regarding pricing on our platform. See the information under the caption “Legal Matters” in Note 10 — Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
Instacart and our offerings are subject to import and export controls, including the U.S. Export Administration Regulations, and we incorporate encryption technology into certain of our offerings. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of an encryption classification request or self-classification report. In addition, although we recently announced our decision to wind down Caper Cart operations, we expect to continue to have certain obligations over the near term and as a result expect to maintain immaterial operations in Asia relating to the maintenance of Caper Carts at certain of our retail partners’ stores, whose operations are subject to import and export controls. Any adverse changes in trade relations with countries where we have such operations, including trade policies enacted or proposed by the United States, such as tariff increases and other trade restrictions, uncertainty related thereto, and responses by foreign governments to such policies, and import and export licensing and control requirements, could increase our compliance burden or cause us and our import and export operations to fall out of compliance with applicable requirements, which could have a negative impact on our operations and financial condition for so long as our Caper Cart operations remain in service.
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
•complying with varying laws and regulatory standards, including with respect to privacy, data security, data protection and transfer restrictions, AI, safety, tax, import and export restrictions, trade regulation, and local regulatory restrictions;
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
Our limited experience in operating our business internationally increases the risk that any expansion efforts that we undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.
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
In addition, any changes in our hosting provider’s service levels may adversely affect our ability to meet the expectations of retailers, customers, brands, and shoppers. Our systems do not provide complete redundancy of data storage or processing, and as a result, the occurrence of any such event, a decision by our third-party service providers to close our co-located data centers without adequate notice, or other unanticipated problems may result in our inability to serve data reliably or require us to migrate our data to either a new on-premises data center or public cloud computing service. This could be time-consuming and costly and may result in the loss of data, any of which could significantly interrupt the provision of our offerings and harm our reputation and brand. We may not be able to easily switch to another public cloud or data center provider in the event of any disruptions or interference to the services we use, and even if we do, other public cloud and data center providers are subject to the same risks. Additionally, our co-located data center facility agreements are of limited durations, and providers of our co-located data center facilities have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew our agreements with these facilities on commercially reasonable terms, we may experience delays in the provision of our offerings until an agreement with another co-located data center is arranged, and any business interruptions that impact the delivery of our offerings as a result of these delays may reduce our revenue, cause retailers and shoppers to stop offering their services through Instacart, and reduce use of our offerings by customers. In addition, if we are unable to scale our data storage and computational capacity sufficiently or on commercially reasonable terms, our ability to innovate and introduce new offerings on Instacart may be delayed or compromised, which would have an adverse effect on our growth and business.
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
Our success depends to a significant degree on our ability to obtain, maintain, protect, and enforce our intellectual property rights, including our proprietary technology, know-how, and our brand. To protect our rights to our intellectual property, we rely on a combination of patent, trademark, copyright, and trade secret laws, domain name registrations, confidentiality agreements, and other contractual arrangements with our employees, affiliates, clients, strategic partners, and others. However, the protective steps we have taken and plan to take may be inadequate to deter infringement, misappropriation, dilution or other violations of our intellectual property rights. We make business decisions about when and where to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that our applications for patents will be granted, and even if they are, that the resulting patents will be of sufficient scope to provide meaningful protection. Further, even if we obtain adequate protection, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our patents and other intellectual property rights. Effective patent, trademark, copyright, and trade secret protection may not be available to us or in every jurisdiction in which we offer or intend to offer our services and, in addition, the output of AI tools we utilize may not be eligible for copyright protection. Similarly, inventions developed with the assistance of AI tools may not be eligible for patent protection, or any resulting patents may be subject to challenge, to the extent applicable inventorship requirements are not satisfied. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and adversely affect our ability to compete effectively. Further, third parties may challenge the validity, enforceability, registration, ownership or scope of our intellectual property rights, and defending against any such claims could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, results of operations, and financial condition.
If we fail to protect our intellectual property rights adequately, our competitors may gain access to our intellectual property and proprietary technology and develop and commercialize substantially identical offerings or technologies. In addition, defending our intellectual property rights might entail significant expense. Any patents, trademarks, copyrights, or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated or held unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation. Despite our issued patents and pending U.S. patent applications, there can be no assurance that our patent applications will result in issued patents, or even if issued, that such patents would be of sufficient scope to provide meaningful protection. Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. In addition, any patents we have or may obtain, or that are licensed to us now or in the future, may not provide us with competitive advantages or may be successfully challenged by third parties. Further, the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming. Despite our precautions, it may be possible for unauthorized third parties to copy our offerings and technology capabilities and use information that we regard as proprietary to create offerings that compete with ours. The value of our trademarks could be diminished if others assert rights in or ownership of our trademarks, or if they use and assert rights in trademarks that are similar to our trademarks. In some cases, litigation or other actions may be necessary to protect or enforce our trademarks and other intellectual property rights. We may be unable to successfully resolve these types of conflicts to our satisfaction.
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
Other parties have asserted, and in the future may assert, that we have infringed their intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be time consuming and costly to defend, cause us to cease using or incorporating the asserted intellectual property rights, divert management’s attention and resources, and expose us to other legal liabilities, such as indemnification obligations. We could be required to pay substantial damages or cease using intellectual property or technology that is deemed infringing or be required to enter into royalty or licensing agreements to obtain the right to use a third party’s intellectual property. Any such royalty or licensing agreements may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could result in us being required to pay significant damages or enter into costly license or royalty agreements, either of which could have an adverse impact on our business. The technology industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the technology industry are often required to defend against litigation claims based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims against their use. In addition, some companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Although we continue to grow our patent portfolio, certain of our competitors and other entities have significantly larger and more mature patent portfolios than ours, which may reduce the deterrence value of our portfolio against patent infringement claims brought by such entities. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any potentially infringing aspect of our business, we could be forced to rebrand our offerings, limit, or stop sales of our offerings and technology capabilities, or cease business activities related to such intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition, or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
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
We use third-party open-source software in connection with the operation, development, and deployment of Instacart and our offerings. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and their compliance with the terms of the applicable open-source license. We may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Some open-source licenses require end-users who distribute or make available across a network software and services that include open-source software to make available the source code of all or part of such software, which in some circumstances could include valuable proprietary code, and also prohibit the charging of fees to licensees for use of such code. While we employ practices designed to monitor our compliance with the licenses of third-party open-source software and to shield our valuable proprietary source code from these open-source license requirements, we have not run a complete open-source license review and may inadvertently use third-party open-source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, that could require us to disclose source code of our proprietary software, prohibit us from charging fees for use of our proprietary software, or render our software temporarily unavailable. Furthermore, there is an increasing number of open-source software license types, many of which have not been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. If we were to receive a claim of non-compliance with the terms of any of our open-source licenses, we may be required to publicly release certain portions of our proprietary source code, expend substantial time and resources to re-engineer some or all of our software, or temporarily disable one or more features of our platform. Further, our use of any AI-assisted coding tools that use or are based on any open source software may heighten the foregoing risks.
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
The trading price of our common stock could be subject to wide fluctuations in response to numerous factors in addition to the ones described in this “Risk Factors” section, many of which are beyond our control, including:
•the pendency of the Merger or the failure to complete the Merger in a timely manner or at all;
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
•expectations with respect to repurchases of our common stock by us;
•additions or departures of board members, management, or key personnel;
•rumors and market speculation involving us or other companies in our industry;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to consumer protection, privacy, data security, data protection, and cybersecurity in the United States or globally;
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
We may not realize the anticipated long-term stockholder value of our share repurchase program.
Our board of directors has authorized a share repurchase program, under which repurchases are permitted from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions, or any other transactions in accordance with applicable federal securities laws, subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. Under this authorization, we are also permitted to enter into Rule 10b5-1 plans to facilitate repurchases of our common stock.

The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, alternative investment opportunities, and contractual restrictions to which we are, or may become, subject, including restrictions under the Merger Agreement. Pursuant to the Merger Agreement, we agreed that, until the earlier of the completion of the Merger and the termination of the Merger Agreement, we will not repurchase, redeem, or otherwise acquire shares of our common stock without DoorDash’s consent, subject to certain exceptions. As a result, we do not expect to make any repurchases of our common stock under our share repurchase program while the Merger Agreement is in effect. The program does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time at our discretion. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price.
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
Our executive officers, directors, and greater than 5% stockholders, in the aggregate, beneficially own a significant portion of our outstanding common stock. Furthermore, certain of our current directors were initially appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors, acting together, will have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors, and approval of any significant transaction, as well as our management and business affairs. For example, concurrently with the execution of the Merger Agreement, certain of our stockholders entered into a voting and support agreement (the “Voting Agreements”) with DoorDash. As of October 28, 2026, these stockholders represented approximately 19% of the voting power of our outstanding common stock. Pursuant to the Voting Agreements, the applicable stockholders have agreed, among other things, to vote their shares of common stock in favor of the adoption of the Merger Agreement and with respect to certain other matters set forth in the Voting Agreements. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Further, our ability to pay dividends on our capital stock in the future is limited by contractual restrictions under the terms of the Merger Agreement. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. In addition, our ability to pay dividends on our capital stock may be restricted under future contractual arrangements. Accordingly, you must rely on the sale of your common stock after price appreciation, which may never occur, as the only way to realize any future gain on your investment.
Additional stock issuances could result in significant dilution to our stockholders.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our capital stock will result in dilution to existing stockholders. Also, to the extent outstanding stock options to purchase our stock are exercised or RSUs settle, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuance. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities for the three months ended September 30, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands)		(in thousands)	(in millions)
July 1, 2026 to July 31, 2026	1,563	$46.38	1,563	$925
August 1, 2026 to August 31, 2026	1,435	$48.77	1,435	$855
September 1, 2026 to September 30, 2026	1,887	$46.36	1,887	$768
Total	4,886		4,886
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
(3) Pursuant to the Merger Agreement entered into on October 28, 2026, we agreed that, until the earlier of the completion of the Merger and the termination of the Merger Agreement, we will not repurchase, redeem, or otherwise acquire shares of our common stock without DoorDash’s consent, subject to certain exceptions. As a result, we do not expect to make any repurchases of our common stock under our share repurchase program while the Merger Agreement is in effect. Refer to Note 17 — Subsequent Events for additional information on the Merger Agreement.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the third quarter of 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) described below:

On September 1, 2026, Chris Rogers, our Chief Executive Officer, President, and Chairperson of our board of directors, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Rogers’s trading arrangement provides for the sale through September 1, 2027 of (i) up to 152,428 shares of our common stock subject to RSUs previously awarded to Mr. Rogers that have vested or may vest and be released to him on or prior to September 1, 2027 and (ii) additional shares of our common stock subject to RSUs granted to Mr. Rogers subsequent to the adoption of the trading arrangement that may vest and be released to him on or prior to September 1, 2027. The actual number of shares of our common stock that will be released to Mr. Rogers upon the vesting of RSUs will be reduced by the number of shares withheld by us to satisfy tax withholding obligations arising from the vesting of such RSUs and is not yet determinable. The actual number of shares that may be sold pursuant to this trading arrangement is not yet determinable.

On September 4, 2026, Morgan Fong, our Chief Legal and Global Affairs Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Fong’s trading arrangement provides for the sale through November 17, 2027 of up to 78,780 shares of our common stock subject to RSUs previously awarded to Mr. Fong that may vest and be released to him on or prior to November 17, 2027. The actual number of shares of our common stock that will be released to Mr. Fong upon the vesting of RSUs will be reduced by the number of shares withheld by us to satisfy tax withholding obligations arising from the vesting of such RSUs and is not yet determinable. The actual number of shares that may be sold pursuant to this trading arrangement is not yet determinable.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1+	Agreement and Plan of Merger, dated as of October 28, 2026, among Maplebear Inc., DoorDash, Inc., and Ibiza Merger Sub, Inc.	8-K	001-41805	2.1	10/29/2026
3.1	Amended and Restated Certificate of Incorporation of Maplebear Inc.	8-K	001-41805	3.1	9/22/2023
3.2	Certificate of Designation of Series A Convertible Preferred Stock.	8-K	001-41805	3.2	9/22/2023
3.3	Amended and Restated Bylaws of Maplebear Inc.	S-1/A	333-274213	3.4	9/11/2023
3.4	Certificate of Elimination of Series A Convertible Preferred Stock.	8-K	001-41805	3.1	9/25/2026
10.1	Form of Voting and Support Agreement.	8-K	001-41805	10.1	10/29/2026
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
___________
+ Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
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

MAPLEBEAR INC.

Date:	November 5, 2026	By:	/s/ Chris Rogers
Chris Rogers
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Emily Reuter
Emily Reuter
Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2026	By:	/s/ Lisa Blackwood-Kapral
Lisa Blackwood-Kapral
Chief Accounting Officer
(Principal Accounting Officer)